Form 10-Q
period 2026-03-31
VERU INC.
filed 2026-05-13
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had 16,050,320 shares of $0.01 par value common stock outstanding.

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

●	risks that our business could be negatively impacted by disruptions at the FDA or other government agencies, including as a result of a shutdown of the U.S. government;
●	risks related to our ability to obtain sufficient financing on acceptable terms when needed to fund product development and our operations and to enable us to continue as a going concern;
●	we may not receive any additional funds upon the exercise of outstanding warrants;
●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);
●	we need to secure significant funding to advance our drug candidates;
●

we plan to prioritize the use of our current internal cash to the development of enobosarm, with a primary near-term focus on funding our PLATEAU Phase 2b clinical trial, and as a result advancement of sabizabulin as a treatment for slowing progression of or promoting regression of atherosclerosis disease will depend upon us securing additional funding;

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
●

risks related to intellectual property, including the uncertainty of obtaining intellectual property protections and in enforcing them, the possibility of infringing a third party’s intellectual property, licensing risks, and the Company’s ability to fund any enforcement or defense of its intellectual property rights;

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

These factors are not exhaustive. All forward-looking statements in this report should be considered in the context of the risks and other factors described above, in Part II, Item 1A, “Risk Factors” in this report, and in Part I, Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Additional factors that we do not yet know of or that we currently think are immaterial may also impair our business operations, and new risk factors may emerge from time to time.  It is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report except as required by applicable law.

PART I.                  FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2026	2025
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$27,596,820	$15,794,562
Investments in equity securities	3,167,733	2,525,305
Prepaid expenses and other current assets	2,590,923	595,251
Total current assets	33,355,476	18,915,118
Property and equipment, net	308,421	364,808
Operating lease right-of-use assets	2,479,348	2,746,014
Goodwill	6,878,932	6,878,932
Other assets	60,549	930,847
Total assets	$43,082,726	$29,835,719

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,071,710	$3,121,448
Accrued compensation	2,164,000	3,510,237
Accrued expenses and other current liabilities	382,876	394,529
Operating lease liability, short-term portion	770,257	758,946
Total current liabilities	5,388,843	7,785,160
Operating lease liability, long-term portion	2,063,089	2,358,018
Other liabilities	845,173	1,359,871
Total liabilities	8,297,105	11,503,049

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at March 31, 2026 and September 30, 2025	—	—
Common stock, par value $0.01 per share; 308,000,000 shares authorized, 16,268,690 and 14,868,690 shares issued and 16,050,320 and 14,650,320 shares outstanding at March 31, 2026 and September 30, 2025, respectively	162,687	148,687
Additional paid-in-capital	367,799,164	343,286,502
Accumulated other comprehensive loss	—	—
Accumulated deficit	(325,369,625)	(317,295,914)
Treasury stock, 218,370 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	34,785,621	18,332,670
Total liabilities and stockholders' equity	$43,082,726	$29,835,719

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Operating expenses:
Research and development	$3,145,783	$3,932,102	$4,489,965	$9,648,932
General and administrative	4,073,185	5,164,433	8,153,018	10,391,546
Total operating expenses	7,218,968	9,096,535	12,642,983	20,040,478

Gain on sale of ENTADFI® assets	—	974,303	—	1,669,519

Operating loss from continuing operations	(7,218,968)	(8,122,232)	(12,642,983)	(18,370,959)

Non-operating income (expenses):
Gain on extinguishment of debt	—	—	—	8,624,778
Change in fair value of equity securities	3,931,416	—	3,811,338	(349,078)
Other income, net	195,002	269,839	406,516	432,963
Total non-operating income	4,126,418	269,839	4,217,854	8,708,663

Net loss from continuing operations	(3,092,550)	(7,852,393)	(8,425,129)	(9,662,296)
Net income (loss) from discontinued operations, net of taxes	351,418	(49,226)	351,418	(7,184,670)
Net loss	$(2,741,132)	$(7,901,619)	$(8,073,711)	$(16,846,966)

Net loss from continuing operations per basic and diluted common shares and pre-funded warrants outstanding	$(0.13)	$(0.54)	$(0.39)	$(0.66)
Net income (loss) from discontinued operations per basic and diluted common shares and pre-funded warrants outstanding	$0.02	$(0.00)	$0.02	$(0.49)
Net loss per basic and diluted common shares and pre-funded warrants outstanding	$(0.12)	$(0.54)	$(0.37)	$(1.15)

Basic and diluted weighted average common shares and pre-funded warrants outstanding	23,050,320	14,638,614	21,655,705	14,638,502

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2025	14,868,690	$148,687	$343,286,502	$—	$(317,295,914)	$(7,806,605)	$18,332,670
Share-based compensation	—	—	757,605	—	—	—	757,605
Shares issued in connection with public offering of common stock, warrants, and pre-funded warrants, net of fees and costs	1,400,000	14,000	23,352,345	—	—	—	23,366,345
Net loss	—	—	—	—	(5,332,579)	—	(5,332,579)
Balance at December 31, 2025	16,268,690	162,687	367,396,452	—	(322,628,493)	(7,806,605)	37,124,041
Share-based compensation	—	—	402,712	—	—	—	402,712
Net loss	—	—	—	—	(2,741,132)	—	(2,741,132)
Balance at March 31, 2026	16,268,690	$162,687	$367,799,164	$—	$(325,369,625)	$(7,806,605)	$34,785,621

Balance at September 30, 2024	14,856,762	$148,568	$335,125,903	$(581,519)	$(294,569,635)	$(7,806,605)	$32,316,712
Share-based compensation	—	—	2,674,105	—	—	—	2,674,105
Release of cumulative foreign currency translation adjustment to discontinued operations	—	—	—	581,519	—	—	581,519
Net loss	—	—	—	—	(8,945,347)	—	(8,945,347)
Balance at December 31, 2024	14,856,762	148,568	337,800,008	—	(303,514,982)	(7,806,605)	26,626,989
Share-based compensation	—	—	2,223,843	—	—	—	2,223,843
Shares issued for consulting services	20,000	200	97,820	—	—	—	98,020
Net loss	—	—	—	—	(7,901,619)	—	(7,901,619)
Balance at March 31, 2025	14,876,762	$148,768	$340,121,671	$—	$(311,416,601)	$(7,806,605)	$21,047,233

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(8,073,711)	$(16,846,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,387	94,201
Noncash change in right-of-use assets	266,666	324,529
Noncash interest expense, net of interest paid	—	(168,556)
Gain on extinguishment of debt	—	(8,624,778)
(Gain) loss on sale of FC2 business	(351,418)	4,244,251
Gain on sale of ENTADFI® assets	—	(1,669,519)
Share-based compensation	1,160,317	4,897,948
Deferred income taxes	—	(1,915)
Change in fair value of derivative liabilities	—	3,138,316
Change in fair value of equity securities	(3,811,338)	349,078
Other	—	(57,915)
Changes in current assets and liabilities:
Increase in accounts receivable	—	(657,253)
Decrease in inventories	—	863,928
Increase in prepaid expenses and other assets	(1,125,374)	(341,922)
Decrease in accounts payable	(1,564,436)	(1,673,105)
Decrease in accrued expenses and other liabilities	(1,357,890)	(2,586,373)
Decrease in operating lease liabilities	(283,618)	(353,399)
Net cash used in operating activities	(15,084,415)	(19,069,450)

INVESTING ACTIVITIES
Proceeds from sale of FC2 business, net of costs	351,418	16,331,515
Cash proceeds from sale of ENTADFI® assets	—	1,669,519
Proceeds from sale of equity securities	3,168,910	393,217
Capital expenditures	—	(1,083)
Net cash provided by investing activities	3,520,328	18,393,168

FINANCING ACTIVITIES
Payment on extinguishment of residual royalty agreement liabilities	—	(4,221,611)
Proceeds from sale of shares in public offering, net of commissions and costs	23,366,345	—
Net cash provided by (used in) financing activities	23,366,345	(4,221,611)

Net increase (decrease) in cash, cash equivalents, and restricted cash	11,802,258	(4,897,893)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,794,562	24,916,285
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$27,596,820	$20,018,392

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$332,826

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The accompanying condensed consolidated balance sheet as of September 30, 2025 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three and six months ended March 31, 2026 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2026.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (APP) and PCHC Limited (formerly known as The Female Health Company Limited). PCHC Limited sold the stock of its wholly owned subsidiary, The Female Health Company (UK) plc effective December 30, 2024, as part of the FC2 Business Sale (see Note 3 for additional information). The Female Health Company (UK) plc and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”) were included in the consolidated financial statements through December 30, 2024. Veru International Holdco Inc. was a wholly owned subsidiary of the Company and was dissolved in December 2025. Veru International Holdco Inc. did not have any impact on the Company’s operations during the quarter ended December 31, 2025. Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma Netherlands B.V., Veru Biopharma UK Limited, and Veru Biopharma Europe Limited were dissolved during fiscal 2024 and were included in the consolidated financial statements through the date of dissolution. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a late clinical stage biopharmaceutical company focused on developing innovative medicines for the treatment of cardiometabolic and inflammatory diseases. Our drug development program includes enobosarm, an oral selective androgen receptor modulator, which is being developed as a next generation drug that makes weight reduction by GLP-1 RA drugs more tissue selective for loss of fat and preservation of lean mass, and sabizabulin, a microtubule disruptor, which is being developed for the treatment of inflammation in atherosclerotic cardiovascular disease. On December 30, 2024, the Company sold substantially all of the assets relating to its FDA-approved commercial product, the FC2 Female Condom® (Internal Condom). See Note 3 for additional information. The Company also had ENTADFI® (finasteride and tadalafil) capsules for oral use (ENTADFI), a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. We sold substantially all of the assets related to ENTADFI on April 19, 2023. See Note 15 for additional information. All of the Company’s net revenues during the three and six months ended March 31, 2025 were derived from sales of FC2 and are included within discontinued operations. The Company had no net revenues during the six months ended March 31, 2026.

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

Other comprehensive loss: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. For the three and six months ended March 31, 2026 and 2025, comprehensive loss is equivalent to the reported net loss.

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

Note 3 – Discontinued Operations

On December 30, 2024, the Company and PCHC Limited (collectively, the “Sellers”) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Clear Future, Inc. (the “Purchaser”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Purchaser purchased substantially all of the assets (the “FC2 Business Sale”) related to the Company’s FC2 business, including the stock of The Female Health Company (UK) plc and the Malaysia subsidiary. The Purchaser assumed certain liabilities relating to the FC2 business that are specified in the Purchase Agreement. The transaction closed on December 30, 2024. The Sellers and the Purchaser made customary representations and warranties, and agreed to certain customary covenants, in the Purchase Agreement. Subject to certain exceptions and limitations, each party agreed to indemnify the other for breaches of representations, warranties and covenants and for certain other matters. The Purchase Agreement also specifies that, subject to a $54,000 retention amount, a representations and warranties insurance policy issued to the Purchaser would be the sole and exclusive remedy for breach of representations and warranties (other than certain specified representations and warranties) by the Sellers except in the case of fraud. Pursuant to an Escrow Agreement entered into under the terms of the Purchase Agreement, the $54,000 retention amount is being held in escrow as of March 31, 2026 and is classified as restricted cash, included within cash, cash equivalents, and restricted cash on the accompanying condense consolidated balance sheet.

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

During the three months ended March 31, 2026, the Company recognized an additional gain on sale of the FC2 business of $351,000, which is for net proceeds received from the Purchaser in the settlement of a dispute related to a pre-closing tax receivable and liability.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We classified all direct revenues, costs and expenses related to the FC2 business within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for the six months ended March 31, 2025. We did not allocate any amounts for shared general and administrative operating support expense to discontinued operations. We did not have any discontinued operations during the three and six months ended March 31, 2026. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of March 31, 2026 or  September 30, 2025.

The following table presents results of discontinued operations for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Net revenues	$—	$—	$—	$4,484,591

Cost of sales	—	—	—	2,900,514

Gross profit	—	—	—	1,584,077

Operating expenses	—	9,410	—	1,111,397

Gain (loss) on sale of FC2 business	351,418	(39,816)	351,418	(4,244,251)

Operating income (loss)	351,418	(49,226)	351,418	(3,771,571)

Non-operating expenses:
Interest expense	—	—	—	(164,270)
Change in fair value of derivative liabilities	—	—	—	(3,138,316)
Other expense, net	—	—	—	(31,960)
Total non-operating expenses	—	—	—	(3,334,546)

Income (loss) before income taxes	351,418	(49,226)	351,418	(7,106,117)

Income tax expense	—	—	—	78,553

Net income (loss) from discontinued operations, net of taxes	$351,418	$(49,226)	$351,418	$(7,184,670)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating and investing cash flows, which includes net proceeds from the sale of FC2, from discontinued operations for the  six months ended March 31, 2026 and 2025 are comprised of the following:

	Six Months Ended
	March 31,
	2026	2025

Total net cash used in operating activities from discontinued operations	$—	$(334,864)
Total net cash provided by investing activities from discontinued operations	$351,418	$16,330,432

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

As of March 31, 2026 and September 30, 2025, the Company has investments in equity securities consisting of 1,196 and 3,125 shares, respectively, of Series D Convertible Preferred Stock (the “ONCO Series D Preferred Stock”) of Onconetix, Inc. (“ONCO”) and a warrant to purchase 169,395 shares of common stock of ONCO (the “ONCO Warrant”). ONCO effected a 1-for-5 reverse stock split for all of its issued and outstanding shares of common stock on March 25, 2026. All ONCO common stock amounts presented have been retroactively adjusted for all periods presented. The ONCO Series D Preferred Stock and the ONCO Warrant were received on September 22, 2025 as a settlement of the ONCO Promissory Notes. See Note 15 for additional information. The Company has elected to measure the ONCO Series D Preferred Stock and the ONCO Warrant at fair value in accordance with ASC 825. The investments in the ONCO Series D Preferred Stock and the ONCO Warrant are classified within Level 3 of the fair value hierarchy because there is no market for these types of securities and the fair value is determined using significant unobservable inputs. The fair value of the ONCO Series D Preferred Stock and the ONCO Warrant have been determined using a Monte Carlo simulation model. This valuation model incorporates the contractual terms of the instruments and assumptions including the stock price of ONCO Common Stock, expected volatility, and a selected discount rate. Additionally, the ONCO Series D Preferred Stock and the ONCO Warrant were issued by ONCO as part of a Securities Purchase Agreement, which included the sale of 16,099 shares of Series D convertible preferred stock and warrants to purchase 872,565 shares of ONCO Common Stock to eleven institutional investors, for an aggregate purchase price of $12.9 million. The valuation of the ONCO Series D Preferred Stock and ONCO Warrant at issuance included a calibration discount to the proceeds of the original transaction, which was done at arms’ length. The calibration discount was reduced to zero as of March 31, 2026 as the Company began to convert the ONCO Series D Preferred Stock during the three months ended March 31, 2026, which had the effect of increasing the fair value of the ONCO Series D Preferred Stock and the ONCO Warrant. The assumptions used in calculating the fair value of the financial instruments represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. The following table summarizes the significant unobservable inputs used in the Monte Carlo Simulations as of March 31, 2026 and September 30, 2025:

Significant Unobservable Input	March 31, 2026	September 30, 2025
ONCO Series D Preferred Stock
Simulation Term (Years)	1.0	1.5
Expected Volatility	70.2%	72.5%
Discount Rate	25.0%	25.0%
Calibration Discount	0.0%	48.6%
ONCO Warrant
Simulation Term (Years)	2.5	3.0
Equity Volatility	72.2%	68.6%
Calibration Discount	0.0%	48.6%

The following table provides a reconciliation of the beginning and ending balance associated with the ONCO Series D Preferred Stock and the ONCO Warrant measured at fair value for the six months ended March 31, 2026 and 2025, which are presented as investments in equity securities on the accompanying consolidated balance sheet:

	Six Months Ended
	March 31,
	2026	2025
ONCO Series D Preferred Stock
Beginning balance	$1,764,318	$—
Change in fair value of equity securities	2,818,551	—
Converted into ONCO common stock	(3,218,257)	—
Ending balance	$1,364,612	$—
ONCO Warrant
Beginning balance	$760,987	$—
Change in fair value of equity securities	1,041,659	—
Ending balance	$1,802,646	$—

During the three months ended March 31, 2026, the Company converted 1,929 shares of the ONCO Series D Preferred Stock into 771,091 shares of ONCO common stock and sold 770,772 shares of ONCO common stock for net proceeds of $3.2 million. Subsequent to March 31, 2026, the Company converted the remaining outstanding 1,196 shares of ONCO Series D Preferred Stock into 1,041,743 shares of ONCO common stock and sold 1,042,062 shares of ONCO common stock for net proceeds of $1.8 million.

The Company also had an investment in equity securities consisting of 28,549 shares of common stock of ONCO (the “ONCO Common Stock”), which were sold during the six months ended  March 31, 2025 for net proceeds of $0.4 million. The Company recognized a loss from the change in fair value of equity securities related to the ONCO Common Stock of $0.3 million during the six months ended March 31, 2025.

The following is a summary of unrealized and realized gains and losses on equity securities recognized during the three and six months ended March 31, 2026 and 2025:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net gains (losses) recognized during the period on equity securities	$3,931,416	$—	$3,811,338	$(349,078)
Less: net gains (losses) recognized during the period on equity securities sold during the period	1,954,544	—	2,081,146	(349,078)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$1,976,872	$—	$1,730,192	$—

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

Property and equipment consisted of the following at March 31, 2026 and September 30, 2025:

	Estimated	March 31,	September 30,
	Useful Life (in years)	2026	2025
Property and equipment:
Office equipment, furniture and fixtures	3 - 7	$765,911	$765,911
Leasehold improvements	8	199,532	199,532
Total property and equipment		965,443	965,443
Less: accumulated depreciation and amortization		(657,022)	(600,635)
Property and equipment, net		$308,421	$364,808

Depreciation expense was approximately $28,000 and $29,000 for the three months ended March 31, 2026 and 2025, respectively.

Note 7 – Goodwill

The carrying amount of goodwill at March 31, 2026 and September 30, 2025 was $6.9 million. There was no change in the balance during the six months ended March 31, 2026 and 2025.

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

At March 31, 2026 and September 30, 2025, there were no balances remaining related to the Residual Royalty Agreement liability.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at March 31, 2026 and September 30, 2025. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at March 31, 2026 and September 30, 2025, and there was no activity during the three and six months ended March 31, 2026 and 2025.

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

Shelf Registration Statements

In March 2023, the Company filed a shelf registration statement on Form S-3 (File No. 333-270606) with a capacity of $200 million, which was declared effective by the SEC on April 14, 2023. As of March 31, 2026, $33.3 million remained available under that shelf registration statement. That shelf registration statement expired on April 14, 2026. In April 2026, the Company filed a new shelf registration statement on Form S-3 (File No. 333-294911) with a capacity of $200 million, which was declared effective by the SEC on April 15, 2026. This new shelf registration statement expires on April 15, 2029. Under current SEC regulations, because the aggregate market value of the Company’s common stock held by non-affiliates (“public float”) is less than $75 million, and for so long as the Company’s public float remains less than $75 million, the amount it can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company’s public float.

Common Stock

On October 31, 2025, we completed an underwritten public offering of (i) 1,400,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 7,000,000 shares of our common stock, each representing the right to purchase one share of common stock at an exercise price of $0.001, in lieu of common stock, (iii) accompanying Series A warrants to purchase up to 8,400,000 shares of our common stock at an exercise price of $3.00, and (iv) accompanying Series B warrants to purchase up to 8,400,000 shares of our common stock at an exercise price of $3.00, at a combined public offering price of $3.00 per share of common stock, accompanying Series A warrant and accompanying Series B warrant. Net proceeds to the Company from this offering were approximately $23.4 million, after deducting the underwriting discounts and commissions of $1.5 million and costs payable by the Company of $0.3 million. All of the securities in the offering were sold by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-270606) in effect at that time. The relative fair value allocated to the common stock, pre-funded warrants, accompanying Series A warrants and accompanying Series B warrants were $1.7 million, $8.4 million, $8.5 million, and $6.7 million, respectively.

Pre-Funded Warrants

The following table summarizes the Company’s pre-funded warrant activity for the six months ended March 31, 2026:

Weighted
	Pre-Funded	Average
	Warrants	Exercise Price

Outstanding at September 30, 2025	—	$—
Issued	7,000,000	$0.001
Exercised	—	$—
Canceled/Expired	—	$—
Outstanding at March 31, 2026	7,000,000	$0.001

Warrants

The following table summarizes the Company’s warrant activity, excluding pre-funded warrants, for the six months ended March 31, 2026:

		Weighted
		Average
	Warrants	Exercise Price

Outstanding at September 30, 2025	—	$—
Issued	16,800,000	$3.00
Exercised	—	$—
Canceled/Expired	—	$—
Outstanding at March 31, 2026	16,800,000	$3.00

Lincoln Park Capital Fund LLC Purchase Agreement

On May 2, 2023, the Company entered into a purchase agreement (as amended, the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $100.0 million of shares (the “Purchase Shares”) of the Company’s common stock over the 36 month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park. Lincoln Park has covenanted not to in any manner whatsoever enter into or effect, directly or indirectly, any short selling or hedging of the Company’s common stock. On December 13, 2023, the Company entered into an amendment (the “Lincoln Park Amendment”) with Lincoln Park to reduce the amount of shares of common stock subject to the registration from $100.0 million to $50.0 million until the Company has sold at least $50.0 million of shares of common stock under the Lincoln Park Purchase Agreement. The issuance of shares of common stock pursuant to the Lincoln Park Purchase Agreement up to $50.0 million were registered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-270606), and a related prospectus supplement that was filed with the SEC on May 3, 2023, as further supplemented on December 13, 2023 to reflect the Lincoln Park Amendment. The shelf registration statement on Form S-3 (File No. 333-270606) expired on  April 14, 2026, and after that date the Company was unable to sell any common stock pursuant to the Lincoln Park Purchase Agreement because such sales would no longer be covered by an effective registration statement. The Company did not have plans to utilize the remaining capacity under the Lincoln Park Purchase Agreement and terminated the agreement effective May 12, 2026.

During the six months ended March 31, 2026 and 2025, we did not sell any shares under the Lincoln Park Purchase Agreement. Since inception of the Lincoln Park Purchase Agreement through March 31, 2026, we have sold 302,500 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

In consideration for entering into the Lincoln Park Purchase Agreement, concurrently with the execution of the Lincoln Park Purchase Agreement, the Company issued 80,000 shares of the Company’s common stock to Lincoln Park. The shares of common stock issued as consideration were valued at $1.0 million, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $57,000, which total approximately $1.1 million, were recorded as deferred costs. As of March 31, 2026, the Company did not have plans to utilize the remaining capacity under the Lincoln Park Purchase Agreement and concluded that the deferred costs did not provide a probable future economic benefit. As such, during the three months ended March 31, 2026, the total remaining unamortized deferred costs of $870,000 were written off and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations for each of the three and six months ended March 31, 2026. The unamortized deferred costs related to the Lincoln Park Purchase Agreement of $870,000 as of  September 30, 2025 are included in other assets on the accompanying unaudited condensed consolidated balance sheets.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to general and administrative expense and research and development expense based on the award holder’s employment function. For the three and six months ended March 31, 2026 and 2025, we recorded share-based compensation expenses as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

General and administrative	$311,852	$1,618,958	$905,058	$3,623,674
Research and development	90,860	604,885	255,259	1,284,323
Discontinued operations	—	—	—	(10,049)
Share-based compensation	$402,712	$2,223,843	$1,160,317	$4,897,948

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In June 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The Company reserved 400,000 shares of common stock under the Inducement Plan and as of March 31, 2026, 400,000 shares are available for issuance under the Inducement Plan.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). On March 12, 2026, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 5.85 million. As of March 31, 2026, 3,914,259 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 470,000 shares are authorized for issuance under the 2017 Plan. As of March 31, 2026, 21,512 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the closing price per share of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date. The Company recognized a reduction in share-based compensation expense for stock options forfeited during the period of $0 and $0.1 million during the three months ended March 31, 2026 and 2025, respectively.

The following table outlines the weighted average assumptions for options granted during the three and six months ended March 31, 2026 and 2025:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Weighted Average Assumptions:
Expected volatility	—	115.5%	116.6%	110.2%
Expected dividend yield	—	0.0%	0.0%	0.0%
Risk-free interest rate	—	4.1%	3.8%	3.6%
Expected term (in years)	—	6.0	6.0	6.0
Fair value of options granted	$—	$3.88	$2.20	$6.28

During the three and six months ended March 31, 2026 and 2025, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at March 31, 2026:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2025	1,911,020	$42.18
Granted	350,700	$2.55
Exercised	—	$—
Forfeited and expired	(171,742)	$40.32
Outstanding at March 31, 2026	2,089,978	$35.68	5.81	$—
Exercisable at March 31, 2026	1,436,000	$49.29	4.30	$—

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended March 31, 2026 of $2.21, less the respective weighted average exercise price per share at period end.

As of March 31, 2026, the Company had unrecognized compensation expense of approximately $1.9 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.1 years.

Stock Appreciation Rights

In connection with the closing of our acquisition of Aspen Park Pharmaceuticals, Inc. on October 31, 2016 (the “APP Acquisition”), the Company issued stock appreciation rights based on 5,000 and 14,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $9.50, which was the closing price per share of the Company’s common stock as quoted on Nasdaq on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of March 31, 2026, vested stock appreciation rights based on 5,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office and office equipment. The Company’s leases have remaining lease terms of less than two years to less than five years. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. The Company does not have any leases that have not yet commenced as of March 31, 2026.

The components of the Company’s lease costs were as follows for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Operating lease cost	$186,232	$186,233	$372,465	$372,466
Short-term lease cost	2,541	2,541	5,082	5,082
Variable lease cost	46,338	47,251	51,682	48,569
Total lease cost	$235,111	$236,025	$429,229	$426,117

The Company paid cash of $389,000 and $378,000 for amounts included in the measurement of operating lease liabilities during the six months ended March 31, 2026 and 2025, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and September 30, 2025.

Other information related to the Company’s leases as of March 31, 2026 and September 30, 2025 was as follows:

	March 31,	September 30,
	2026	2025
Operating Leases
Weighted-average remaining lease term (years)	3.9	4.4
Weighted-average discount rate	7.1%	7.1%

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

On August 5, 2025, the Purchaser filed a complaint in the Superior Court of the State of Delaware (Clear Future, Inc. v. Veru Inc., Case No. N25C-08-066 EMD) against the Company (the “Clear Future Lawsuit”), and on October 2, 2025, the Purchaser filed an amended complaint in the Clear Future Lawsuit. The amended complaint alleges that the Company breached certain representations and warranties in the Purchase Agreement for the FC2 Business Sale and otherwise made false representations relating to a customer relationship.  The amended complaint makes claims for fraud, breach of representations and warranties, and a declaratory judgment for indemnification. During the three months ended March 31, 2026, the parties settled the Purchaser’s claim that the Company is responsible to indemnify the Purchaser for a pre-closing tax liability. At this time, the Company is unable to estimate potential losses, if any, related to the Clear Future Lawsuit.

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

Resolution of Commercial Dispute

A supplier claimed that we owed approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an emergency use authorization. We disputed the amount owed and on February 29, 2024, we entered into an agreement with the supplier, which resolves the dispute by modifying the payment terms under the original agreement. The Company agreed to pay $8.3 million, with $2.3 million payable upon execution of the agreement, $3.5 million payable in equal monthly installments over 48 months, and $2.5 million payable (the “Balance”) on or prior to December 31, 2025 out of the proceeds of certain payments that may be received by the Company from ONCO on promissory notes due in April 2024 and September 2024. The portion of the Balance that remained unpaid as of December 31, 2025 is being paid in equal monthly installments over 24 months, commencing in January 2026. $1.0 million and $2.6 million is included in accounts payable and $0.8 million and $1.4 million is included in other liabilities related to this agreement as of March 31, 2026 and September 30, 2025, respectively, on the accompanying condensed consolidated balance sheets.

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

A reconciliation of income tax expense, which is zero as a result of the Company’s full valuation allowance for deferred tax assets, and the amount computed by applying the U.S. statutory rate of 21% to loss from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Income tax benefit at U.S. federal statutory rates	$(649,435)	$(1,649,002)	$(1,769,276)	$(2,029,082)
State income tax benefit, net of federal benefit	(102,054)	(127,680)	(278,029)	(157,109)
Non-deductible expenses	18,946	19,874	20,596	20,613
U.S. research and development tax credit	(137,696)	(197,911)	(254,453)	(428,708)
Other	5,255	—	13,407	—
Change in valuation allowance	864,984	1,954,719	2,267,755	2,594,286
Income tax expense	$—	$—	$—	$—

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

As of September 22, 2025, an aggregate of $8.8 million was payable to the Company under the ONCO Promissory Notes and related amendments. On September 22, 2025, the Company and ONCO entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby the Company agreed to accept a cash payment of $6.3 million, 3,125 shares of ONCO Series D Preferred Stock and the ONCO Warrant to purchase 169,395 shares of ONCO’s common stock (such cash payment, shares of ONCO Series D Preferred Stock, and the ONCO Warrant, collectively, the “Settlement Amount”) in full satisfaction of all amounts due under the ONCO Promissory Notes, as amended by all preceding amendments, forbearance agreements, and waivers, in complete discharge of all obligations thereunder. The ONCO Promissory Notes and the Forbearance Agreement terminated upon payment of the Settlement Amounts. The Company received proceeds of $3.2 million from the sale of shares of ONCO’s common stock acquired from the conversion of ONCO Series D Preferred Stock during the three months ended March 31, 2026 and $1.8 million from the sale of shares of ONCO’s common stock acquired from the conversion of ONCO Series D Preferred Stock subsequent to March 31, 2026, and after such sales the Company no longer holds any shares of ONCO Series D Preferred Stock. There can be no assurances as to whether and when the Company will be able to receive any cash proceeds from the shares of ONCO Warrant or any shares of ONCO’s common stock that the Company might acquire upon exercise of the ONCO Warrant.

The Company determined that it was not probable, at the time of the transaction and until the Settlement Agreement was executed, that substantially all of the consideration promised under the Asset Purchase Agreement would be collected. Therefore, the Company recognized the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The Company recorded a gain on sale of ENTADFI assets of $1.7 million during the six months ended March 31, 2025, for the nonrefundable consideration received during that period. The ONCO Promissory Notes are now settled so no additional gain from additional consideration is expected in future periods.

Note 16 - Segments

Operating segments are identified as components of an entity about which separate discrete financial information is available for evaluation by the CODM, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s CODM is Mitchell S. Steiner, M.D., our Chairman, President and Chief Executive Officer, who views the Company’s operations as one operating segment, which is focused on developing innovative medicines for the treatment of cardiometabolic and inflammatory diseases. The Company does not have revenue, incurs expenses primarily in the U.S., and manages the business activities on a consolidated basis.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the six months ended March 31, 2026 and 2025:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Operating expenses:
Research and development	$3,145,783	3,932,102	4,489,965	$9,648,932
General and administrative	4,073,185	5,164,433	8,153,018	10,391,546
Total operating expenses	7,218,968	9,096,535	12,642,983	20,040,478

Other segment items:
Gain on sale of ENTADFI® assets	—	974,303	—	1,669,519
Gain on extinguishment of debt	—	—	—	8,624,778
Change in fair value of equity securities	3,931,416	—	3,811,338	(349,078)
Other income, net	195,002	269,839	406,516	432,963
Net income (loss) from discontinued operations, net of taxes	351,418	(49,226)	351,418	(7,184,670)

Net loss	$(2,741,132)	(7,901,619)	(8,073,711)	$(16,846,966)

The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the six months ended March 31, 2026 and 2025, net cash used in operating activities was $15.1 million and $19.1 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM as of March 31, 2026 and September 30, 2025:

	2026	2025

Cash, cash equivalents and restricted cash	$27,596,820	$15,794,562

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a late clinical stage biopharmaceutical company focused on developing innovative medicines for the treatment of cardiometabolic and inflammatory diseases. Our drug development program consists of two late-stage novel small molecules, enobosarm and sabizabulin. Enobosarm, an oral selective androgen receptor modulator (“SARM”), is being developed as a next generation drug that makes weight reduction by GLP-1 RA drugs more tissue selective for loss of fat and preservation of lean mass leading to improved body composition and physical function which is expected to result in clinically meaningful incremental weight reduction versus GLP-1 RA therapy alone. Sabizabulin, a microtubule disruptor, is being developed for the treatment of chronic inflammation related to atherosclerotic cardiovascular disease. On December 30, 2024, the Company sold its FDA-approved commercial product, the FC2 Female Condom® (Internal Condom), for the dual protection against unplanned pregnancy and sexually transmitted infections (the “FC2 Business”).

Obesity Program - Enobosarm

Currently approved GLP-1 RA treatments in patients with obesity results in significant weight loss composed of reductions in both fat and lean (muscle) mass. In the scientific literature, 20-50% of the total weight loss was attributable to lean mass (muscle) loss. Older patients who have sarcopenic obesity have both obesity and low muscle mass and are potentially at the greatest risk for developing critically low muscle mass and physical function decline when taking a currently approved GLP-1 RA. According to the European Working Group on Sarcopenia in Older People 2 (EWGSOP2), sarcopenia is defined by reduced muscle strength/function as the primary diagnostic criterion, confirmed by low muscle quantity or quality, while impaired physical performance reflects disease severity. We believe there is an urgent unmet need for a drug that prevents the loss of muscle and physical function as well as increases the loss of fat for greater weight loss in at-risk sarcopenic obese older patients receiving GLP-1 RA for weight reduction.

Enobosarm is being developed for weight loss and as a treatment to preserve physical function as well as to augment fat loss resulting in incremental weight loss in patients with obesity receiving a GLP-1 RA for weight reduction. A Phase 2b, multicenter, double-blind, placebo-controlled, randomized, dose-finding QUALITY clinical trial was conducted to evaluate the safety and efficacy of enobosarm 3mg, enobosarm 6mg, or placebo in 168 patients with obesity (≥60 years of age) receiving semaglutide (Wegovy®) for weight reduction. The primary endpoint for the QUALITY clinical trial was the percent change from baseline in total lean body mass, and the key secondary endpoints were the percent change from baseline in total body fat mass, total body weight, and physical function as measured by stair climb test at 16 weeks. After completing the efficacy dose-assessment portion of the Phase 2b QUALITY clinical trial, the participants continued into a Phase 2b maintenance extension trial where all patients stopped treatment with semaglutide, but continue taking placebo, enobosarm 3mg, or enobosarm 6mg monotherapy in a blinded fashion for 12 additional weeks. The Phase 2b extension clinical trial evaluated whether enobosarm can maintain muscle and prevent the fat and weight regain that generally occurs after discontinuing a GLP-1 RA.

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

●	As for secondary clinical endpoints, enobosarm + semaglutide treatment resulted in dose dependent greater loss of fat mass compared to placebo + semaglutide with the enobosarm 6mg dose having a 42% greater relative loss of fat mass compared to placebo + semaglutide group at 16 weeks (p=0.017) and the enobosarm 3mg dose having a 12% greater fat loss. Although enobosarm + semaglutide significantly preserved lean mass, the additional loss of fat mass caused by enobosarm treatment was able to replace the lean mass preserved to allow a similar net mean weight loss measured by a DXA scan with semaglutide at 16 weeks. Accordingly, the tissue composition of the total weight loss shifted to greater and selective loss of fat with enobosarm treatment with the mean percentage of total body mass loss in the placebo + semaglutide group that was due to lean mass was 34% and estimated fat loss was 66%. In contrast, in the enobosarm 3mg + semaglutide group, the total weight loss due to lean mass was 0% and estimated fat loss was 100%.

●	Physical function was measured by the stair climb test, which is an activity of daily living. Declines in performance measured by stair climb test predicts in older patients a higher risk for mobility disabilities, gait difficulties, falls and bone fractures, hospitalizations, and mortality. As a point of reference, stair climb power declines by -1.38% annually with aging according to Van Roie E. PLOS ONE 14:e0210653, 2019.

○	Phase 2b QUALITY clinical trial is the first human study to demonstrate that older patients who are overweight or have obesity receiving GLP-1 RA are at higher risk for accelerated loss of lean mass with physical function decline. A responder analysis was conducted using a greater than 10% decline in stair climb power as the cut off at 16 weeks which represents an approximate 7-to-8-year loss of stair climb power that naturally occurs with aging. In our study, the loss of lean mass mattered as 44.3% of patients on placebo + semaglutide group had at least a 10% decline in stair climb power physical function at 16 weeks.

○	Enobosarm treatment preserved lean mass (muscle) which translated into a reduction in the proportion of patients that had a clinically significant stair climb physical function decline versus subjects receiving GLP-1 RA alone. The all enobosarm 3mg + semaglutide group had a statistically significant and clinically meaningfully 59.8% relative reduction in the proportion of subjects that lost at least 10% stair climb power compared to placebo + semaglutide group (p=0.0006). In enobosarm 6mg + semaglutide, there was a 44.1% relative reduction in the proportion of patients with at least a 10% decline in stair climb power from baseline vs. placebo + semaglutide group (p=0.051).

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

Development Plan: Planned Clinical Trials

Regulatory Feedback

The regulatory landscape continues to evolve for muscle preservation drugs in the treatment of obesity. Based on FDA feedback on Veru’s clinical development program for enobosarm received in September 2025, the FDA now guides that incremental weight loss with enobosarm added to GLP-1 RA treatment over the GLP-1 RA treatment alone is an acceptable primary endpoint to support the efficacy of enobosarm for approval.

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

On December 19, 2025, the FDA announced that total hip bone mineral density (BMD) assessed by DXA qualifies as a validated surrogate endpoint for drug development in postmenopausal women with osteoporosis at risk for fracture providing an alternative to fracture endpoints. It has been reported in the scientific literature that GLP-1 RA therapy reduces hip BMD, and recently, the Wegovy FDA label has been updated to include the observation of a greater number of hip and pelvic fractures in the SELECT cardiovascular trial in adults receiving semaglutide. The SELECT (Semaglutide Effects on Heart Disease and Stroke in Patients With Overweight or Obesity) cardiovascular trial is a completed clinical trial sponsored by Novo Nordisk A/S in over 17,000 subjects. In the SELECT trial, 4-5 times more fractures of the hip and pelvis were reported on Wegovy than on placebo in female patients and patients ages 75 and older. Enobosarm has been shown in published preclinical studies to have anabolic and antiresorptive activities to increase bone mineral density in rat models of postmenopausal women and male osteoporosis.

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

The Company is focusing its Phase 2b PLATEAU clinical study in older patients (age ≥ 65 yo) who have the most weight to lose (BMI ≥ 35). The weight loss plateau occurs when the patient with obesity stops losing weight while on a GLP-1 RA. In the SURMOUNT-1 clinical study conducted by Eli Lilly and Company, about 88% of patients with obesity receiving tirzepatide reached the weight loss plateau by 72 weeks. Unfortunately, 62.6% of these patients are still clinically overweight or have obesity at 72 weeks, and patients that had a baseline BMI ≥ 35 on average still had obesity. We believe treatment with semaglutide when combined with enobosarm, will lead to additional fat loss by preserving muscle and physical function and directly burning fat. Enobosarm’s ability to directly and indirectly cause additional fat loss is expected to reset the weight loss plateau leading to incremental weight reduction, thereby increasing the number of patients who achieve and maintain a normal weight.

Currently Enrolling Phase 2b PLATEAU Clinical Study

On March 9, 2026, the Company announced it had enrolled its first patient in the Phase 2b PLATEAU clinical trial. Veru’s PLATEAU clinical trial design is a double-blind, placebo-controlled study to evaluate the effect of enobosarm 3mg on total body weight, fat mass, lean mass and physical function, bone mineral density and safety in approximately 200 older patients (age ≥ 65 yo) who have obesity (BMI ≥ 35) and are initiating semaglutide (Wegovy) GLP-1 RA treatment for weight reduction. The primary efficacy endpoint of the study is the percent change from baseline in total body weight at 68 weeks. An interim analysis will be conducted at 36 weeks to assess the percent change from baseline in lean body mass, total fat mass, percentage body fat mass, percentage body lean mass, and total body mass, as measured by DXA scan. The key secondary endpoints for the overall study are total fat mass, total lean mass, physical function (stair climb test), mobility-disability assessment, bone mineral density, and patient reported outcome questionnaires for physical function (SF-36 PF-10, and IWQOL-lite CT physical function), HbA1c, and insulin resistance.

The Phase 2b PLATEAU clinical study is designed to assess the ability of enobosarm treatment to break through the weight loss plateau observed in patients with obesity receiving GLP-1 RA treatment to achieve clinically meaningful incremental weight reduction and preserve muscle mass and physical function by 68 weeks. An interim analysis for the clinical study after all patients are treated for 36 weeks is planned for the first quarter of calendar 2027.

Based on FDA regulatory feedback and qualification of BMD as an acceptable surrogate endpoint, results from the Phase 2b PLATEAU study may have three possible regulatory pathways to support efficacy for approval of enobosarm in combination with the GLP- 1 RA. If incremental weight loss is ≥ 5%, the Phase 3 study could be in patients with obesity with a primary endpoint of total body weight, and key secondary endpoints for prespecified subgroups of physical function in sarcopenic patients (age ≥ 65 yo) with mobility disability and another for BMD in postmenopausal women with osteoporosis. If the incremental weight loss is < 5%, the Phase 3 study could be in patients with obesity and mobility disability with a primary endpoint of physical function in sarcopenic obesity patients (age ≥ 65 yo) with mobility disability, and a key secondary endpoint could be BMD in a prespecified group of postmenopausal women with osteoporosis. Alternatively, the Phase 3 study could be in patients with obesity and osteoporosis with a primary endpoint of BMD in postmenopausal women with osteoporosis, and a key secondary endpoint of physical function in sarcopenic patients (age ≥ 65 yo) with mobility disability.

Atherosclerosis Inflammation Program - Sabizabulin

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

We believe there is compelling scientific evidence and rationale to evaluate sabizabulin as a treatment for the inflammation associated with atherosclerotic cardiovascular disease. Sabizabulin is a novel small molecule that targets the colchicine binding site on β-tubulin. Like colchicine, sabizabulin inhibits microtubule polymerization and has demonstrated the ability to reduce the most important inflammatory mediators that play a role in the initiation and progression of atherosclerotic CAD. Overall preclinical data from in vitro and in vivo inflammation studies show that sabizabulin treatment suppressed all cytokines and chemokines tested which includes IL-1α, IL-1β, IL-6, IL-8, TNF-α, Interferon-γ, and IP-10 (CXCL-10). In Phase 2 and 3 pulmonary inflammation COVID-19 clinical studies, sabizabulin has demonstrated broad anti-inflammatory activity resulting in a significant reduction in mortality. The safety database consists of 266 dosed patients from the sabizabulin clinical development program comprised of the Phase 2 and Phase 3 studies in hospitalized COVID-19 patients for acute use (149 patients at 9 mg daily for ≤ 21 days), as well as data from the Phase 1b/2 and Phase 3 studies in prostate cancer for chronic use (117 patients treated at up to 32 mg daily for up to 3 years).  Further, because sabizabulin has a different chemical structure than colchicine, it is not a substrate for CYP3A4 and P-glycoprotein thereby potentially eliminating drug-drug interactions concerns associated with colchicine. In contrast to colchicine, sabizabulin has stable pharmacokinetics and low potential for drug-drug interactions; thus, sabizabulin may be administered potentially more safely as a secondary therapy in combination with statin therapy for the reduction of inflammation to slow the progression or promote regression of atherosclerotic cardiovascular disease.

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

During the three months ended March 31, 2026, the Company recognized an additional gain on sale of the FC2 business of $351,000, which is for net proceeds received from the Purchaser in the settlement of a dispute related to a pre-closing tax receivable and liability.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We have classified all direct revenues, costs and expenses related to the FC2 business within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for the three and six months ended March 31, 2025. We did not allocate any amounts for shared general and administrative operating support expense to discontinued operations. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of March 31, 2026 or September 30, 2025.

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

As of September 22, 2025, an aggregate of $8.8 million was payable to the Company under the ONCO Promissory Notes and related amendments. On September 22, 2025, the Company and ONCO entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby the Company agreed to accept a cash payment of $6.3 million, 3,125 shares of ONCO’s Series D Convertible Preferred Stock (the “ONCO Series D Preferred Stock”) and a warrant to purchase 169,395 shares of ONCO’s common stock (the “ONCO Warrant”) (such cash payment, shares of ONCO Series D Preferred Stock, and the ONCO Warrant, collectively, the “Settlement Amount”) in full satisfaction of all amounts due under the ONCO Promissory Notes, as amended by all preceding amendments, forbearance agreements, and waivers, in complete discharge of all obligations thereunder. The ONCO Promissory Notes and the Forbearance Agreement terminated upon payment of the Settlement Amounts. The Company received proceeds of $3.2 million from the sale of shares of ONCO’s common stock acquired from the conversion of ONCO Series D Preferred Stock during the three months ended March 31, 2026 and $1.8 million from the sale of shares of ONCO’s common stock acquired from the conversion of ONCO Series D Preferred Stock subsequent to March 31, 2026, and after such sales the Company no longer holds any shares of ONCO Series D Preferred Stock. There can be no assurances as to whether and when the Company will be able to receive any cash proceeds from the shares of ONCO Warrant or any shares of ONCO’s common stock that the Company might acquire upon exercise of the ONCO Warrant.

Consolidated Operations:

Operating Expenses.  Conducting research and development is central to our drug development programs. The Company has several products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $3.1 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively, and $4.5 million and $9.6 million for the six months ended March 31, 2026 and 2025, respectively. We expect to continue investing significant resources in research and development in the future due to advancement of our drug candidates.

Results of Operations

THREE MONTHS ENDED March 31, 2026 COMPARED TO THREE MONTHS ENDED March 31, 2025

Research and development expenses decreased to $3.1 million in the three months ended March 31, 2026 from $3.9 million in the same period in fiscal 2025. The decrease in research and development expenses is primarily due to reduced personnel costs, driven by lower share-based compensation expense.

General and administrative expenses were $4.1 million in the three months ended March 31, 2026, which is a  decrease from $5.2 million in the three months ended March 31, 2025. The decrease is due primarily to a reduction in corporate personnel costs, due to reduced share-based compensation expense.

The Company recorded a gain on sale of ENTADFI assets of $1.0 million in the three months ended March 31, 2025. The Company recognized a gain on sale of ENTADFI assets as nonrefundable consideration was received from the ONCO Promissory Notes. The ONCO Promissory Notes were settled in fiscal 2025 so no additional gain from additional consideration is expected in future periods. Refer to Note 15 to the financial statements included in this report for additional information.

The Company also recorded a gain from the increase in fair value of equity securities of $3.9 million in the three months ended March 31, 2026. The increase in fair value was driven by realized gain from the conversion of the ONCO Series D Preferred Stock and sale of the underlying ONCO common stock and a change in the fair value of the remaining outstanding ONCO Series D Preferred Stock and the ONCO Warrants, driven by favorable provisions triggered by ONCO’s reverse stock split on March 25, 2026.

Net income from discontinued operations, net of taxes, related to the FC2 business of $351,000 for the three months ended March 31, 2026, which is an additional gain on the sale of the FC2 business for net proceeds received from the Purchaser in the settlement of a dispute related to a pre-closing tax receivable and liability. The net loss from discontinued operations of $49,000 during the three months ended March 31, 2025 is due to changes in estimates made at the time the FC2 business was sold.

Six MONTHS ENDED March 31, 2026 COMPARED TO Six MONTHS ENDED March 31, 2025

Research and development expenses decreased to $4.5 million in the six months ended March 31, 2026 from $9.6 million in the same period in fiscal 2025. The decrease in research and development expenses is due primarily to the wind down of the Company’s Phase 2b QUALITY clinical study for enobosarm as a treatment to augment fat loss and to prevent muscle loss, which was completed during fiscal 2025. The Company initiated the Phase 2b PLATEAU clinical study during the three months ended March 31, 2026. Personnel costs also decreased due primarily to reduced share-based compensation expense.

General and administrative expenses were $8.2 million in the six months ended March 31, 2026, which is a decrease from $10.4 million in the six months ended March 31, 2025. The decrease is due primarily to a reduction in corporate personnel costs, due to reduced share-based compensation expense.

The Company recorded a gain on sale of ENTADFI assets of $1.7 million in the six months ended March 31, 2025. The Company recognized a gain on sale of ENTADFI assets as nonrefundable consideration was received from the ONCO Promissory Notes. The ONCO Promissory Notes were settled in fiscal 2025 so no additional gain from additional consideration is expected in future periods. Refer to Note 15 to the financial statements included in this report for additional information.

Gain on extinguishment of debt of $8.6 million was recognized during the six months ended March 31, 2025, related to the termination of the Residual Royalty Agreement, in connection with the FC2 Business Sale. The gain was the difference between the change of control payment of $4.2 million and the net carrying amount of the extinguished debt of $12.8 million, which included an embedded derivative for the change of control provision at fair value of $4.7 million.

During the six months ended March 31, 2026, the Company also recorded a gain from the increase in fair value of equity securities of $3.8 million compared to a loss from a decrease in fair value of equity securities of $0.3 million during the six months ended March 31, 2025. The increase in fair value in the fiscal 2026 period was driven by realized gain from the conversion of the ONCO Series D Preferred Stock and sale of the underlying ONCO common stock and a change in the fair value of the remaining outstanding ONCO Series D Preferred Stock and the ONCO Warrants, driven by favorable provisions triggered by ONCO’s reverse stock split on March 25, 2026.

Net income from discontinued operations, net of taxes, related to the FC2 business of $351,000 for the six months ended March 31, 2026, which is an additional gain on the sale of the FC2 business for net proceeds received from the Purchaser in the settlement of a dispute related to a pre-closing tax receivable and liability. The Company recorded a net loss from discontinued operations, net of taxes, related to the FC2 business of $7.2 million for the six months ended March 31, 2025. The net loss from discontinued operations during the six months ended March 31, 2025 is attributable to the operations of the FC2 business during that period and the recognition of the loss on sale of FC2, initially estimated as $4.2 million for the six months ended March 31, 2025 and adjusted to $4.1 million in a subsequent quarter during fiscal 2025.

Liquidity and Sources of Capital

Liquidity

Our cash, cash equivalents, and restricted cash on hand at March 31, 2026 was $27.6 million, compared to $15.8 million at September 30, 2025. Restricted cash included in this balance is $0.1 million at each of March 31, 2026 and September 30, 2025. At March 31, 2026, the Company had working capital of $28.0 million and stockholders’ equity of $34.8 million compared to working capital of $11.1 million and stockholders’ equity of $18.3 million as of September 30, 2025. The increase in working capital is primarily due to an increase in cash, cash equivalents, and restricted cash of $11.8 million, an increase in prepaid expenses of $2.0 million, a decrease in accrued compensation of $1.3 million, and a decrease in accounts payable of $1.0 million.

The Company is not profitable and has had negative cash flow from operations. We will need substantial capital to support our drug development and any related commercialization efforts for our drug candidates. Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of the issuance date of the financial statements included in this report are insufficient for the Company to fund operating, investing and financing cash flow needs for the twelve months subsequent to the issuance date of the financial statements included in this report. To obtain the capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financing transactions and/or other capital sources. Additional capital may not be available at such times and in such amounts as needed by us to fund our activities on a timely basis. The Company’s future capital requirements will depend on many factors. See Part I, Item 1A, “Risk Factors - Risks Related to Our Financial Position and Need for Capital” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a description of certain risks that will affect our future capital requirements.

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

Operating activities

Operating activities used cash of $15.1 million in the six months ended March 31, 2026. Cash used in operating activities included net loss of $8.1 million, adjustments to reconcile net loss to net cash used in operating activities totaling a decrease of $2.7 million and changes in operating assets and liabilities resulting in a decrease of $4.3 million. Adjustments to net loss primarily consisted of $3.8 million for the gain from the change in fair value of equity securities and $1.2 million for share-based compensation. The decrease in cash from changes in operating assets and liabilities primarily included a decrease in accounts payable of $1.6 million, a decrease in accrued expenses and other liabilities of $1.4 million, and an increase in prepaid expenses and other assets of $1.1 million.

Operating activities used cash of $19.1 million in the six months ended March 31, 2025. Cash used in operating activities included net loss of $16.8 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $2.5 million and changes in operating assets and liabilities resulting in a decrease of $4.7 million. Adjustments to net loss primarily consisted of $4.9 million for share-based compensation, $4.2 million for the loss on sale of the FC2 business, $3.1 million for the change in fair value of derivative liabilities, partially offset by the gain on extinguishment of debt of $8.6 million and the gain on sale of ENTADFI assets of $1.7 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accrued expenses and other current liabilities of $2.6 million and a decrease in accounts payable of $1.7 million. The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating cash flows of discontinued operations for the six months ended March 31, 2025 are outflows of $0.3 million.

Investing activities

Net cash provided by investing activities was $3.5 million during the six months ended March 31, 2026, and consisted of net proceeds from the sale of equity securities of $3.2 million and net proceeds of $0.4 million from the sale of the FC2 business for the settlement of a dispute related to a pre-closing tax receivable and liability.

Net cash provided by investing activities was $18.4 million during the six months ended March 31, 2025, and consisted of net proceeds of $16.3 million from the sale of the FC2 business, proceeds of $1.7 million from the sale of ENTADFI assets, and proceeds of $0.4 million from the sale of equity securities.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total investing cash flows of discontinued operations for the six months ended March 31, 2026 and 2025 are inflows of $0.3 million and $16.2 million, respectively, which consist of net proceeds from the sale of the FC2 business.

Financing activities

Net cash provided by financing activities in the six months ended March 31, 2026 was $23.4 million, which consisted of proceeds from the sale of common stock and warrants in an underwritten public offering, net of commissions and costs, of $23.4 million.

Net cash used in financing activities in the six months ended March 31, 2025 was $4.2 million, which represented a change of control payment of $4.2 million to SWK pursuant to the Residual Royalty Agreement, which terminated the Residual Royalty Agreement and extinguished the related debt.

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

Excluding the change of control payment, the Company made total payments under the Residual Royalty Agreement of $0.3 million during the three and six months ended March 31, 2025. The Company is not required to make any additional payments under the Residual Royalty Agreement.

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

Lincoln Park Capital Fund, LLC Purchase Agreement

On May 2, 2023, the Company entered into a common stock purchase agreement (as amended, the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, but not the obligation, to sell to Lincoln Park up to $100.0 million of shares (the “Purchase Shares”) of the Company’s common stock over the 36-month term of the Lincoln Park Purchase Agreement. On the date the Company executed the Lincoln Park Purchase Agreement, we also issued 80,000 shares of the Company’s common stock to Lincoln Park as an initial fee for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the Lincoln Park Purchase Agreement, and we are obligated to issue $1.0 million of shares of the Company’s common stock at the time Lincoln Park’s purchases cumulatively reach an aggregate amount of $50.0 million (such shares, collectively, the “Commitment Shares”). On December 13, 2023, the Company entered into an amendment (the “Lincoln Park Amendment”) with Lincoln Park to reduce the amount of shares of common stock subject to the registration from $100.0 million to $50.0 million until the Company has sold at least $50.0 million of shares of common stock under the Lincoln Park Purchase Agreement. The Purchase Shares up to $50.0 million and Commitment Shares under the Lincoln Park Purchase Agreement have been registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-270606), and a related prospectus supplement that was filed with the SEC on May 3, 2023, as further supplemented on December 13, 2023 to reflect the Lincoln Park Amendment. The shelf registration statement on Form S-3 (File No. 333-270606) expired in April 2026, and after that date the Company was unable to sell any securities pursuant to the Lincoln Park Purchase Agreement because such sales would no longer be covered by an effective registration statement. The Company did not have plans to utilize the remaining capacity under the Lincoln Park Purchase Agreement and terminated the agreement effective May 12, 2026.

During the six months ended March 31, 2026 and 2025, we did not sell any shares under the Lincoln Park Purchase Agreement. Since inception of the Lincoln Park Purchase Agreement through March 31, 2026, we sold 302,500 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

Fair Value Measurements

The Company has investments in equity securities consisting of the ONCO Series D Preferred Stock and the ONCO Warrant as of March 31, 2026 and September 30, 2025. The ONCO Series D Preferred Stock and the ONCO Warrant were received on September 22, 2025 as a settlement of the ONCO Promissory Notes. See Note 15 to the financial statements included in this report for additional information. The Company has elected to measure the ONCO Series D Preferred Stock and the ONCO Warrant at fair value in accordance with ASC 825. The investments in the ONCO Series D Preferred Stock and the ONCO Warrant are classified within Level 3 of the fair value hierarchy because there is no market for these types of securities and the fair value is determined using significant unobservable inputs. The fair value of the ONCO Series D Preferred Stock and the ONCO Warrant have been determined using a Monte Carlo simulation model. This valuation model incorporates the contractual terms of the instruments and assumptions including the stock price of ONCO Common Stock, expected volatility, and a selected discount rate. Additionally, the ONCO Series D Preferred Stock and the ONCO Warrant were issued by ONCO as part of a Securities Purchase Agreement, which included the sale of 16,099 shares of Series D convertible preferred stock and warrants to purchase 4,362,827 shares of ONCO Common Stock to eleven institutional investors, for an aggregate purchase price of $12.9 million. The valuation of the ONCO Series D Preferred Stock and ONCO Warrant at issuance included a calibration discount to the proceeds of the original transaction, which was done at arms’ length. The calibration discount was reduced to zero as of March 31, 2026 as the Company began to convert the ONCO Series D Preferred Stock during the three months ended March 31, 2026, which had the effect of increasing the fair value of the ONCO Series D Preferred Stock and the ONCO Warrant.  The assumptions used in calculating the fair value of the financial instruments represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. See Note 4 to the financial statements included in this report for additional information.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company’s business disclosed in Part I, Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, except for the following additional risk factor. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.

We will need to raise additional capital to fund our operations and development programs in the future, and the SEC “baby shelf” rule may limit our ability to raise sufficient capital when needed.

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

Under current SEC regulations, because our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of our public float (referred to as the “baby shelf” rule). As of April 7, 2026, the aggregate market value of our outstanding common shares held by non-affiliates, or public float, was approximately $38.5 million, which is calculated based on 14,480,292 shares of our outstanding common stock held by non-affiliates and a price of $2.66 per share, the closing price of our common stock on February 26, 2026, which is the highest closing price of our common stock on the Nasdaq Capital Market within the prior 60 days of April 7, 2026. If our public float decreases, the amount of securities we may sell under our shelf registration statement may also decrease.

If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development programs, scale back or eliminate the development of business opportunities, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

Item 5. Other Information

Disclosure Pursuant to Item 1.02 of Form 8-K – Termination of a Material Definitive Agreement

On May 11, 2026, the Company delivered notice to Lincoln Park to terminate the Lincoln Park Purchase Agreement. Termination of the Lincoln Park Purchase is effective May 12, 2026, pursuant to Section 11 of the Lincoln Park Purchase Agreement. The Company is not subject to any termination penalties related to the termination of the Lincoln Park Purchase Agreement.

As a result of the termination of the Purchase Agreement, the Company will not issue or sell any additional shares of common stock under the Purchase Agreement.  Since inception of the Purchase Agreement, the Company sold 302,500 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: May 13, 2026

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: May 13, 2026

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer