Form 10-Q
period 2026-06-30
VERU INC.
filed 2026-08-10
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 17,050,320 shares of $0.01 par value common stock outstanding.

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
●

the risk that the Company’s clinical supply agreement with Novo Nordisk A/S (“Novo Nordisk”) could be terminated prior to the completion of the Company’s PLATEAU Phase 2b clinical trial, including pursuant to a provision that permits Novo Nordisk to terminate for convenience upon 60 days’ prior notice;

●

risks related to intellectual property, including the uncertainty of obtaining intellectual property protections and in enforcing them, the risk that the patent protection for our products may be too narrow to exclude competitors from developing or designing around any issued patent, the possibility of infringing a third party’s intellectual property, licensing risks, and the Company’s ability to fund any enforcement or defense of its intellectual property rights;

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

PART I.                  FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2026	2025
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$23,880,142	$15,794,562
Investments in equity securities	1,911,386	2,525,305
Prepaid expenses and other current assets	1,436,799	595,251
Total current assets	27,228,327	18,915,118
Property and equipment, net	280,227	364,808
Operating lease right-of-use assets	2,342,186	2,746,014
Goodwill	6,878,932	6,878,932
Other assets	297,998	930,847
Total assets	$37,027,670	$29,835,719

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,709,689	$3,121,448
Accrued compensation	2,721,934	3,510,237
Accrued expenses and other current liabilities	949,092	394,529
Operating lease liability, short-term portion	775,157	758,946
Total current liabilities	6,155,872	7,785,160
Operating lease liability, long-term portion	1,907,735	2,358,018
Other liabilities	587,823	1,359,871
Total liabilities	8,651,430	11,503,049

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at June 30, 2026 and September 30, 2025	—	—
Common stock, par value $0.01 per share; 308,000,000 shares authorized, 17,268,690 and 14,868,690 shares issued and 17,050,320 and 14,650,320 shares outstanding at June 30, 2026 and September 30, 2025, respectively	172,687	148,687
Additional paid-in-capital	368,368,133	343,286,502
Accumulated other comprehensive loss	—	—
Accumulated deficit	(332,357,975)	(317,295,914)
Treasury stock, 218,370 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	28,376,240	18,332,670
Total liabilities and stockholders' equity	$37,027,670	$29,835,719

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$4,352,668	$3,020,563	$8,842,633	$12,669,495
General and administrative	3,361,013	5,010,528	11,514,031	15,402,074
Total operating expenses	7,713,681	8,031,091	20,356,664	28,071,569

Gain on sale of ENTADFI® assets	—	484,615	—	2,154,134

Operating loss from continuing operations	(7,713,681)	(7,546,476)	(20,356,664)	(25,917,435)

Non-operating income (expenses):
Gain on extinguishment of debt	—	—	—	8,624,778
Change in fair value of equity securities	546,129	—	4,357,467	(349,078)
Other income, net	179,202	223,375	585,718	656,338
Total non-operating income	725,331	223,375	4,943,185	8,932,038

Net loss from continuing operations	(6,988,350)	(7,323,101)	(15,413,479)	(16,985,397)
Net (loss) income from discontinued operations, net of taxes	—	(9,719)	351,418	(7,194,389)
Net loss	$(6,988,350)	$(7,332,820)	$(15,062,061)	$(24,179,786)

Net loss from continuing operations per basic and diluted common shares and pre-funded warrants outstanding	$(0.30)	$(0.50)	$(0.70)	$(1.16)
Net income (loss) from discontinued operations per basic and diluted common shares and pre-funded warrants outstanding	$0.00	$(0.00)	$0.02	$(0.49)
Net loss per basic and diluted common shares and pre-funded warrants outstanding	$(0.30)	$(0.50)	$(0.68)	$(1.65)

Basic and diluted weighted average common shares and pre-funded warrants outstanding	23,050,320	14,657,777	22,127,243	14,644,927

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2025	14,868,690	$148,687	$343,286,502	$—	$(317,295,914)	$(7,806,605)	$18,332,670
Share-based compensation	—	—	757,605	—	—	—	757,605
Shares issued in connection with public offering of common stock, warrants, and pre-funded warrants, net of fees and costs	1,400,000	14,000	23,352,345	—	—	—	23,366,345
Net loss	—	—	—	—	(5,332,579)	—	(5,332,579)
Balance at December 31, 2025	16,268,690	162,687	367,396,452	—	(322,628,493)	(7,806,605)	37,124,041
Share-based compensation	—	—	402,712	—	—	—	402,712
Net loss	—	—	—	—	(2,741,132)	—	(2,741,132)
Balance at March 31, 2026	16,268,690	162,687	367,799,164	—	(325,369,625)	(7,806,605)	34,785,621
Share-based compensation	—	—	577,969	—	—	—	577,969
Shares issued for exercise of pre-funded warrants	1,000,000	10,000	(9,000)	—	—	—	1,000
Net loss	—	—	—	—	(6,988,350)	—	(6,988,350)
Balance at June 30, 2026	17,268,690	$172,687	$368,368,133	$—	$(332,357,975)	$(7,806,605)	$28,376,240

Balance at September 30, 2024	14,856,762	$148,568	$335,125,903	$(581,519)	$(294,569,635)	$(7,806,605)	$32,316,712
Share-based compensation	—	—	2,674,105	—	—	—	2,674,105
Release of cumulative foreign currency translation adjustment to discontinued operations	—	—	—	581,519	—	—	581,519
Net loss	—	—	—	—	(8,945,347)	—	(8,945,347)
Balance at December 31, 2024	14,856,762	148,568	337,800,008	—	(303,514,982)	(7,806,605)	26,626,989
Share-based compensation	—	—	2,223,843	—	—	—	2,223,843
Shares issued for consulting services	20,000	200	97,820	—	—	—	98,020
Net loss	—	—	—	—	(7,901,619)	—	(7,901,619)
Balance at March 31, 2025	14,876,762	148,768	340,121,671	—	(311,416,601)	(7,806,605)	21,047,233
Share-based compensation	—	—	1,669,428	—	—	—	1,669,428
Shares issued for consulting services	(8,000)	(80)	(39,128)	—	—	—	(39,208)
Net loss	—	—	—	—	(7,332,820)	—	(7,332,820)
Balance at June 30, 2025	14,868,762	$148,688	$341,751,971	$—	$(318,749,421)	$(7,806,605)	$15,344,633

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(15,062,061)	$(24,179,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,581	123,532
Noncash change in right-of-use assets	403,828	451,795
Noncash interest expense, net of interest paid	—	(168,556)
Gain on extinguishment of debt	—	(8,624,778)
(Gain) loss on sale of FC2 business	(351,418)	4,253,405
Gain on sale of ENTADFI® assets	—	(2,154,134)
Share-based compensation	1,738,286	6,567,376
Deferred income taxes	—	(1,915)
Change in fair value of derivative liabilities	—	3,138,316
Change in fair value of equity securities	(4,357,467)	349,078
Other	—	(14,019)
Changes in current assets and liabilities:
Increase in accounts receivable	—	(657,253)
Decrease in inventories	—	863,928
Decrease (increase) in prepaid expenses and other assets	28,750	(248,677)
Decrease in accounts payable	(2,276,120)	(1,899,508)
Decrease in accrued expenses and other liabilities	(325,962)	(1,862,377)
Decrease in operating lease liabilities	(434,072)	(488,179)
Net cash used in operating activities	(20,551,655)	(24,551,752)

INVESTING ACTIVITIES
Proceeds from sale of FC2 business, net of costs	351,418	16,320,964
Cash proceeds from sale of ENTADFI® assets	—	2,154,134
Proceeds from sale of equity securities	4,971,386	393,217
Capital expenditures	—	(1,083)
Net cash provided by investing activities	5,322,804	18,867,232

FINANCING ACTIVITIES
Payment on extinguishment of residual royalty agreement liabilities	—	(4,221,611)
Proceeds from sale of securities in public offering, net of commissions and costs	23,366,345	—
Payment of deferred equity financing issuance costs	(52,914)	—
Proceeds from exercise of pre-funded warrants	1,000	—
Net cash provided by (used in) financing activities	23,314,431	(4,221,611)

Net increase (decrease) in cash, cash equivalents, and restricted cash	8,085,580	(9,906,131)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,794,562	24,916,285
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$23,880,142	$15,010,154

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$332,826
Schedule of noncash investing and financing activities:
Deferred equity financing issuance costs in accounts payable and accrued expenses and other current liabilities	$184,535	$—

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The accompanying condensed consolidated balance sheet as of September 30, 2025 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three and nine months ended June 30, 2026 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2026.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (APP) and PCHC Limited (formerly known as The Female Health Company Limited). PCHC Limited sold the stock of its wholly owned subsidiary, The Female Health Company (UK) plc effective December 30, 2024, as part of the FC2 Business Sale (see Note 3 for additional information). The Female Health Company (UK) plc and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”) were included in the consolidated financial statements through December 30, 2024. Veru International Holdco Inc. was a wholly owned subsidiary of the Company and was dissolved in December 2025. Veru International Holdco Inc. did not have any impact on the Company’s operations during the quarter ended December 31, 2025. Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma Netherlands B.V., Veru Biopharma UK Limited, and Veru Biopharma Europe Limited were dissolved during fiscal 2024 and were included in the consolidated financial statements through the date of dissolution. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a late clinical stage biopharmaceutical company focused on developing innovative medicines for the treatment of cardiometabolic and inflammatory diseases. Our drug development program includes enobosarm, an oral selective androgen receptor modulator, which is being developed as a next generation drug that makes weight reduction by GLP-1 RA drugs more tissue selective for loss of fat and preservation of lean mass, and sabizabulin, a microtubule disruptor, which is being developed for the treatment of inflammation in atherosclerotic cardiovascular disease. On December 30, 2024, the Company sold substantially all of the assets relating to its FDA-approved commercial product, the FC2 Female Condom® (Internal Condom). See Note 3 for additional information. The Company also had ENTADFI® (finasteride and tadalafil) capsules for oral use (ENTADFI), a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. We sold substantially all of the assets related to ENTADFI on April 19, 2023. See Note 15 for additional information. All of the Company’s net revenues during the three and nine months ended June 30, 2025 were derived from sales of FC2 and are included within discontinued operations. The Company had no net revenues during the nine months ended June 30, 2026.

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

Other comprehensive loss: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. For the three and nine months ended June 30, 2026 and 2025, comprehensive loss is equivalent to the reported net loss.

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

Note 3 – Discontinued Operations

On December 30, 2024, the Company and PCHC Limited (collectively, the “Sellers”) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Clear Future, Inc. (the “Purchaser”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Purchaser purchased substantially all of the assets (the “FC2 Business Sale”) related to the Company’s FC2 business, including the stock of The Female Health Company (UK) plc and the Malaysia subsidiary. The Purchaser assumed certain liabilities relating to the FC2 business that are specified in the Purchase Agreement. The transaction closed on December 30, 2024. The Sellers and the Purchaser made customary representations and warranties, and agreed to certain customary covenants, in the Purchase Agreement. Subject to certain exceptions and limitations, each party agreed to indemnify the other for breaches of representations, warranties and covenants and for certain other matters. The Purchase Agreement also specifies that, subject to a $54,000 retention amount, a representations and warranties insurance policy issued to the Purchaser would be the sole and exclusive remedy for breach of representations and warranties (other than certain specified representations and warranties) by the Sellers except in the case of fraud. Pursuant to an Escrow Agreement entered into under the terms of the Purchase Agreement, the $54,000 retention amount is being held in escrow as of June 30, 2026 and is classified as restricted cash, included within cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheet.

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

During the nine months ended June 30, 2026, the Company recognized an additional gain on sale of the FC2 business of $351,000, which is for net proceeds received from the Purchaser in the settlement of a dispute related to a pre-closing tax receivable and liability.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We classified all direct revenues, costs and expenses related to the FC2 business within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for the nine months ended June 30, 2025. We did not allocate any amounts for shared general and administrative operating support expense to discontinued operations. We did not have any discontinued operations during the three and nine months ended June 30, 2026. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of June 30, 2026 or  September 30, 2025.

The following table presents results of discontinued operations for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net revenues	$—	$—	$—	$4,484,591

Cost of sales	—	—	—	2,900,514

Gross profit	—	—	—	1,584,077

Operating expenses	—	565	—	1,111,962

Gain (loss) on sale of FC2 business	—	(9,154)	351,418	(4,253,405)

Operating income (loss)	—	(9,719)	351,418	(3,781,290)

Non-operating expenses:
Interest expense	—	—	—	(164,270)
Change in fair value of derivative liabilities	—	—	—	(3,138,316)
Other expense, net	—	—	—	(31,960)
Total non-operating expenses	—	—	—	(3,334,546)

Income (loss) before income taxes	—	(9,719)	351,418	(7,115,836)

Income tax expense	—	—	—	78,553

Net (loss) income from discontinued operations, net of taxes	$-	$(9,719)	$351,418	$(7,194,389)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating and investing cash flows, which includes net proceeds from the sale of FC2, from discontinued operations for the  nine months ended June 30, 2026 and 2025 are comprised of the following:

	Nine Months Ended
	June 30,
	2026	2025

Total net cash used in operating activities from discontinued operations	$—	$(335,429)
Total net cash provided by investing activities from discontinued operations	$351,418	$16,319,881

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

As of June 30, 2026, the Company has investments in equity securities consisting of a warrant (the “ONCO Warrant”) to purchase 3,216,344 shares of common stock (the “ONCO Common Stock”) of Onconetix, Inc. (“ONCO”). ONCO effected a 1-for-10 reverse stock split for all of the issued and outstanding shares of ONCO Common Stock in May 2026, which resulted in an adjustment to the number of shares under the ONCO Warrant. All ONCO Common Stock amounts presented have been retroactively adjusted for all periods presented. As of September 30, 2025, the Company had investments in equity securities consisting of 3,125 shares of Series D Convertible Preferred Stock (the “ONCO Series D Preferred Stock”) of ONCO and the ONCO Warrant. The ONCO Series D Preferred Stock and the ONCO Warrant were received on September 22, 2025 as a settlement of the ONCO Promissory Notes. See Note 15 for additional information. The Company elected to measure the ONCO Series D Preferred Stock and the ONCO Warrant at fair value in accordance with ASC 825. The investments in the ONCO Series D Preferred Stock and the ONCO Warrant are classified within Level 3 of the fair value hierarchy because there is no market for these types of securities and the fair value is determined using significant unobservable inputs. The fair value of the ONCO Series D Preferred Stock and the ONCO Warrant were determined using a Monte Carlo simulation model. This valuation model incorporates the contractual terms of the instruments and assumptions including the stock price of ONCO Common Stock, expected volatility, and a selected discount rate. Additionally, the ONCO Series D Preferred Stock and the ONCO Warrant were issued by ONCO as part of a Securities Purchase Agreement, which included the sale of 16,099 shares of ONCO Series D Preferred Stock and warrants to purchase 87,256 shares of ONCO Common Stock to eleven institutional investors, for an aggregate purchase price of $12.9 million. The valuation of the ONCO Series D Preferred Stock and ONCO Warrant at issuance included a calibration discount to the proceeds of the original transaction, which was done at arms’ length. The calibration discount was reduced to zero when the Company began to convert the ONCO Series D Preferred Stock during the three months ended March 31, 2026, which had the effect of increasing the fair value of the ONCO Series D Preferred Stock and the ONCO Warrant. The assumptions used in calculating the fair value of the financial instruments represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. The following table summarizes the significant unobservable inputs used in the Monte Carlo Simulations as of June 30, 2026 and September 30, 2025:

Significant Unobservable Input	June 30, 2026	September 30, 2025
ONCO Series D Preferred Stock
Simulation Term (Years)	—	1.5
Expected Volatility	—	72.5%
Discount Rate	—	25.0%
Calibration Discount	—	48.6%
ONCO Warrant
Simulation Term (Years)	2.2	3.0
Equity Volatility	74.5%	68.6%
Calibration Discount	0.0%	48.6%

The following table provides a reconciliation of the beginning and ending balance associated with the ONCO Series D Preferred Stock and the ONCO Warrant measured at fair value for the nine months ended June 30, 2026 and 2025, which are presented as investments in equity securities on the accompanying consolidated balance sheet:

	Nine Months Ended
	June 30,
	2026	2025
ONCO Series D Preferred Stock
Beginning balance	$1,764,318	$—
Change in fair value of equity securities	3,255,908	—
Converted into ONCO Common Stock	(5,020,226)	—
Ending balance	$—	$—
ONCO Warrant
Beginning balance	$760,987	$—
Change in fair value of equity securities	1,150,399	—
Ending balance	$1,911,386	$—

During the three months ended June 30, 2026, the Company converted the remaining outstanding 1,196 shares of ONCO Series D Preferred Stock into 104,174 shares of ONCO Common Stock and sold 104,206 shares of ONCO Common Stock for net proceeds of $1.8 million. During the nine months ended June 30, 2026, the Company converted 3,125 shares of the ONCO Series D Preferred Stock into 181,283 shares of ONCO Common Stock and sold the shares of ONCO Common Stock for net proceeds of $5.0 million.

The Company also had an investment in equity securities consisting of 2,854 shares of ONCO Common Stock, which were sold during the nine months ended  June 30, 2025 for net proceeds of $0.4 million. The Company recognized a loss from the change in fair value of equity securities related to the ONCO Common Stock of $0.3 million during the nine months ended June 30, 2025.

The following is a summary of unrealized and realized gains and losses on equity securities recognized during the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net gains (losses) recognized during the period on equity securities	$546,129	$—	$4,357,467	$(349,078)
Less: net gains (losses) recognized during the period on equity securities sold during the period	437,389	—	3,207,068	(349,078)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$108,740	$—	$1,150,399	$—

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

Property and equipment consisted of the following at June 30, 2026 and September 30, 2025:

	Estimated	June 30,	September 30,
	Useful Life (in years)	2026	2025
Property and equipment:
Office equipment, furniture and fixtures	3 - 7	$765,911	$765,911
Leasehold improvements	8	199,532	199,532
Total property and equipment		965,443	965,443
Less: accumulated depreciation and amortization		(685,216)	(600,635)
Property and equipment, net		$280,227	$364,808

Depreciation expense was approximately $28,000 and $29,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $85,000 and $88,000 for the nine months ended June 30, 2026 and 2025, respectively.

Note 7 – Goodwill

The carrying amount of goodwill at June 30, 2026 and September 30, 2025 was $6.9 million. There was no change in the balance during the nine months ended June 30, 2026 and 2025.

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

At June 30, 2026 and September 30, 2025, there were no balances remaining related to the Residual Royalty Agreement liability.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at June 30, 2026 and September 30, 2025. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at June 30, 2026 and September 30, 2025, and there was no activity during the three and nine months ended June 30, 2026 and 2025.

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

Public Offering

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

Pre-Funded Warrants

The following table summarizes the Company’s pre-funded warrant activity for the nine months ended June 30, 2026:

		Weighted
	Pre-Funded	Average
	Warrants	Exercise Price

Outstanding at September 30, 2025	—	$—
Issued	7,000,000	$0.001
Exercised	(1,000,000)	$0.001
Canceled/Expired	—	$—
Outstanding at June 30, 2026	6,000,000	$0.001

Warrants

The following table summarizes the Company’s warrant activity, excluding pre-funded warrants, for the nine months ended June 30, 2026:

		Weighted
		Average
	Warrants	Exercise Price

Outstanding at September 30, 2025	—	$—
Issued	16,800,000	$3.00
Exercised	—	$—
Canceled/Expired	—	$—
Outstanding at June 30, 2026	16,800,000	$3.00

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

During the nine months ended June 30, 2026 and 2025, we did not sell any shares under the Lincoln Park Purchase Agreement. Since inception of the Lincoln Park Purchase Agreement through its termination on May 12, 2026, we sold 302,500 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

In consideration for entering into the Lincoln Park Purchase Agreement, concurrently with the execution of the Lincoln Park Purchase Agreement, the Company issued 80,000 shares of the Company’s common stock to Lincoln Park. The shares of common stock issued as consideration were valued at $1.0 million, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $57,000, which total approximately $1.1 million, were recorded as deferred costs. During the nine months ended June 30, 2026, associated with the termination of the Lincoln Park Purchase Agreement, the total remaining unamortized deferred costs of $870,000 were written off and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations for the nine months ended June 30, 2026. The unamortized deferred costs related to the Lincoln Park Purchase Agreement of $870,000 as of  September 30, 2025 are included in other assets on the accompanying unaudited condensed consolidated balance sheets.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to general and administrative expense and research and development expense based on the award holder’s employment function. For the three and nine months ended June 30, 2026 and 2025, we recorded share-based compensation expenses as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

General and administrative	$451,788	$1,290,912	$1,356,846	$4,914,586
Research and development	126,181	378,516	381,440	1,662,839
Discontinued operations	—	—	—	(10,049)
Share-based compensation	$577,969	$1,669,428	$1,738,286	$6,567,376

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In June 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The Company reserved 400,000 shares of common stock under the Inducement Plan and as of June 30, 2026, 400,000 shares are available for issuance under the Inducement Plan.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). On March 12, 2026, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 5.85 million. As of June 30, 2026, 1,582,260 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 470,000 shares are authorized for issuance under the 2017 Plan. As of June 30, 2026, 1,312 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

In May 2026, the Company’s board of directors adopted the Company’s 2026 Special Performance Stock Option Plan (the “Special Performance Plan”). The Company reserved 2,955,000 shares of common stock under the Special Performance Plan. On May 4, 2026, the Compensation Committee of the Company’s board of directors approved the grant of options to purchase an aggregate of 2,955,000 shares of common stock pursuant to the Special Performance Plan, which options may only be exercised if both of the following conditions are satisfied: (i) achievement of a milestone event relating to the execution and public announcement of a clinical supply agreement in connection with our Phase 2b PLATEAU clinical trial, which condition was satisfied on June 2, 2026, and (ii) subsequent approval of the plan by our shareholders by November 4, 2027. By definition, the grant date cannot occur before all necessary approvals have been obtained, including shareholder approval for the share-based compensation plan. Therefore, these stock options are not included in stock options outstanding as of June 30, 2026, as shareholder approval is required and has not been obtained.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the closing price per share of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date. There was no reduction in share-based compensation expense for forfeitures during the three months ended June 30, 2026. The Company recognized a reduction in share-based compensation expense for stock options forfeited of $36,000 during the three months ended June 30, 2025 and a reduction of $44,000 and $0.5 million during the nine months ended June 30, 2026 and 2025, respectively.

The following table outlines the weighted average assumptions for options granted during the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted Average Assumptions:
Expected volatility	114.7%	115.3%	115.0%	114.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.2%	4.0%	4.1%	4.0%
Expected term (in years)	6.0	6.0	6.0	6.0
Fair value of options granted	$1.93	$4.32	$1.97	$4.59

During the three and nine months ended June 30, 2026 and 2025, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at June 30, 2026:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2025	1,911,020	$42.18
Granted	2,715,100	$2.29
Exercised	—	$—
Forfeited and expired	(185,693)	$41.15
Outstanding at June 30, 2026	4,440,427	$17.83	7.85	$2,294,880
Exercisable at June 30, 2026	1,554,278	$46.04	4.40	$—

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended June 30, 2026 of $3.13, less the respective weighted average exercise price per share at period end.

As of June 30, 2026, the Company had unrecognized compensation expense of approximately $5.9 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.7 years.

Stock Appreciation Rights

In connection with the closing of our acquisition of Aspen Park Pharmaceuticals, Inc. on October 31, 2016 (the “APP Acquisition”), the Company issued stock appreciation rights based on 5,000 and 14,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $9.50, which was the closing price per share of the Company’s common stock as quoted on Nasdaq on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of June 30, 2026, vested stock appreciation rights based on 5,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office and office equipment. The Company’s leases have remaining lease terms of less than two years to less than five years. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. The Company does not have any leases that have not yet commenced as of June 30, 2026.

The components of the Company’s lease costs were as follows for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$186,233	$186,233	$558,698	$558,699
Short-term lease cost	2,541	2,541	7,623	7,623
Variable lease cost	17,909	5,440	69,591	54,009
Total lease cost	$206,683	$194,214	$635,912	$620,331

The Company paid cash of $589,000 and $572,000 for amounts included in the measurement of operating lease liabilities during the nine months ended June 30, 2026 and 2025, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and September 30, 2025.

Other information related to the Company’s leases as of June 30, 2026 and September 30, 2025 was as follows:

	June 30,	September 30,
	2026	2025
Operating Leases
Weighted-average remaining lease term (years)	3.7	4.4
Weighted-average discount rate	7.1%	7.1%

The Company’s lease agreements do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

Note 12 – Contingent Liabilities and Third Party Agreements

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

Clinical Supply Agreement

On June 2, 2026, the Company entered into a clinical supply agreement (the “Supply Agreement”) with Novo Nordisk A/S (“Novo Nordisk”) in conjunction with the Company’s Phase 2b PLATEAU clinical study. The objective of the Phase 2b PLATEAU clinical study is to evaluate the combination of enobosarm, the Company’s oral, first-in-class, novel small molecule, selective androgen receptor modulator, with Novo Nordisk’s Wegovy® (semaglutide for injection), a GLP-1 RA, in older adults with obesity who are receiving Wegovy® therapy for weight reduction. Under the terms of the Supply Agreement, the Company is solely responsible for conducting and sponsoring the Phase 2b PLATEAU clinical study while Novo Nordisk will supply Wegovy® to the Company at no charge and as required for the conduct of the Phase 2b PLATEAU study. Novo Nordisk provides Wegovy® solely for use within the study under a clinical supply agreement. In return, the Company will provide Novo Nordisk with insights into obesity and weight management trial design, methodology, and clinical conduct, including regular clinical study updates, protocol changes, and safety updates. While the Company maintains full global development and commercialization rights to enobosarm, the Company has granted Novo Nordisk a right of first negotiation in the Supply Agreement if the Company in the future intends to develop, commercialize, or license enobosarm intellectual property in combination with any Novo Nordisk GLP-1 product, including Wegovy®, for any indication.

The terms of the Novo Nordisk Agreement meet the criteria under ASC Topic 845, Nonmonetary Transactions (“ASC 845”). The value of the drug supply received from Novo Nordisk will be offset against the drug supply cost, which is expensed as incurred under ASC 730 as the product has no alternative future use to the Company, resulting in net zero effect to research and development expense.

Resolution of Commercial Dispute

A supplier claimed that we owed approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an emergency use authorization. We disputed the amount owed and on February 29, 2024, we entered into an agreement with the supplier, which resolves the dispute by modifying the payment terms under the original agreement. The Company agreed to pay $8.3 million, with $2.3 million payable upon execution of the agreement, $3.5 million payable in equal monthly installments over 48 months, and $2.5 million payable (the “Balance”) on or prior to December 31, 2025 out of the proceeds of certain payments that may be received by the Company from ONCO on promissory notes due in April 2024 and September 2024. The portion of the Balance that remained unpaid as of December 31, 2025 is being paid in equal monthly installments over 24 months, commencing in January 2026. $1.0 million and $2.6 million is included in accounts payable and $0.6 million and $1.4 million is included in other liabilities related to this agreement as of June 30, 2026 and September 30, 2025, respectively, on the accompanying condensed consolidated balance sheets.

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

A reconciliation of income tax expense, which is zero as a result of the Company’s full valuation allowance for deferred tax assets, and the amount computed by applying the U.S. statutory rate of 21% to loss from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Income tax benefit at U.S. federal statutory rates	$(1,467,554)	$(1,537,851)	$(3,236,830)	$(3,566,933)
State income tax benefit, net of federal benefit	(230,616)	(403,409)	(508,645)	(560,518)
Non-deductible expenses	52,054	58,150	72,650	78,763
U.S. research and development tax credit	(704,711)	6,722	(959,164)	(421,986)
Effect of change in effective tax rate	—	554,430	—	554,430
Change in estimated unrecognized tax benefit	703,833	—	717,240	—
Change in valuation allowance	1,646,994	1,321,958	3,914,749	3,916,244
Income tax expense	$—	$—	$—	$—

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

As of September 22, 2025, an aggregate of $8.8 million was payable to the Company under the ONCO Promissory Notes and related amendments. On September 22, 2025, the Company and ONCO entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby the Company agreed to accept a cash payment of $6.3 million, 3,125 shares of ONCO Series D Preferred Stock and the ONCO Warrant to purchase 3,216,344 shares of ONCO’s common stock (such cash payment, shares of ONCO Series D Preferred Stock, and the ONCO Warrant, collectively, the “Settlement Amount”) in full satisfaction of all amounts due under the ONCO Promissory Notes, as amended by all preceding amendments, forbearance agreements, and waivers, in complete discharge of all obligations thereunder. The ONCO Promissory Notes and the Forbearance Agreement terminated upon payment of the Settlement Amounts. The Company received proceeds of $5.0 million from the sale of shares of ONCO Common Stock acquired from the conversion of ONCO Series D Preferred Stock during the nine months ended June 30, 2026, and after such sales the Company no longer holds any shares of ONCO Series D Preferred Stock. There can be no assurances as to whether and when the Company will be able to receive any cash proceeds from the shares of ONCO Warrant or any shares of ONCO Common Stock that the Company might acquire upon exercise of the ONCO Warrant.

The Company determined that it was not probable, at the time of the transaction and until the Settlement Agreement was executed, that substantially all of the consideration promised under the Asset Purchase Agreement would be collected. Therefore, the Company recognized the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The Company recorded a gain on sale of ENTADFI assets of $2.2 million during the nine months ended June 30, 2025, for the nonrefundable consideration received during that period. The ONCO Promissory Notes are now settled so no additional gain from additional consideration is expected in future periods.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the nine months ended June 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$4,352,668	$3,020,563	$8,842,633	$12,669,495
General and administrative	3,361,013	5,010,528	11,514,031	15,402,074
Total operating expenses	7,713,681	8,031,091	20,356,664	28,071,569

Other segment items:
Gain on sale of ENTADFI® assets	—	484,615	—	2,154,134
Gain on extinguishment of debt	—	—	—	8,624,778
Change in fair value of equity securities	546,129	—	4,357,467	(349,078)
Other income, net	179,202	223,375	585,718	656,338
Net (loss) income from discontinued operations, net of taxes	—	(9,719)	351,418	(7,194,389)

Net loss	$(6,988,350)	$(7,332,820)	$(15,062,061)	$(24,179,786)

The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the nine months ended June 30, 2026 and 2025, net cash used in operating activities was $20.6 million and $24.6 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM as of June 30, 2026 and September 30, 2025:

	2026	2025

Cash, cash equivalents and restricted cash	$23,880,142	$15,794,562

Note 17 - Subsequent Event

On July 2, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”), with Oppenheimer & Co. Inc. and Canaccord Genuity LLC (each, an “Sales Agent” and, collectively the “Sales Agents”), as sales agents, pursuant to which the Company may issue and sell, from time to time, to or through the applicable Sales Agent (the “Designated Sales Agent”), shares of the Company’s common stock. The offering and sale of up to $21.8 million of shares of the Company’s common stock pursuant to the Sales Agreement are registered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-294911), which became effective on April 15, 2026, which includes a base prospectus and a related prospectus supplement that was filed with Securities and Exchange Commission on July 2, 2026.

The Company is not obligated to sell any shares of common stock under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, each Sales Agent will use commercially reasonable efforts consistent with its normal trading and sales practices, to sell shares of common stock from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Upon delivery of a placement notice, and subject to the Company’s instructions in that notice, and the terms and conditions of the Sales Agreement generally, the Designated Sales Agent may sell the common stock by any method permitted by law deemed to be an "at the market offering" as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Sales Agents’ obligations to sell shares under the Sales Agreement are subject to satisfaction of certain conditions set forth in the Sales Agreement. The Company will pay the Designated Sales Agent a commission of 3.0% of the aggregate gross proceeds from each sale of the common stock and has agreed to provide the Sales Agents with customary indemnification and contribution rights, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. The Company has also agreed to reimburse the Sales Agents for certain specified expenses.

The Company incurred issuance costs of $237,000 during the three months ended June 30, 2026, which were deferred and are included in other assets on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026.

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

Enobosarm is being developed for weight loss and as a treatment to preserve physical function as well as to augment fat loss resulting in incremental weight loss in older patients with obesity receiving a GLP-1 RA for weight reduction. A Phase 2b, multicenter, double-blind, placebo-controlled, randomized, dose-finding Phase 2b QUALITY clinical trial was conducted to evaluate the safety and efficacy of enobosarm 3mg, enobosarm 6mg, or placebo in 168 older patients (≥60 years of age) with obesity receiving semaglutide (Wegovy®) for weight reduction. The primary endpoint for the Phase 2b QUALITY clinical trial was the percent change from baseline in total lean body mass, and the key secondary endpoints were the percent change from baseline in total body fat mass, total body weight, and physical function as measured by stair climb test at 16 weeks. After completing the efficacy dose-assessment portion of the Phase 2b QUALITY clinical trial, the participants continued into a Phase 2b maintenance extension trial where all patients stopped treatment with semaglutide, but continued taking placebo, enobosarm 3mg, or enobosarm 6mg monotherapy in a blinded fashion for 12 additional weeks. The Phase 2b extension clinical trial evaluated whether enobosarm can maintain muscle and prevent the fat and weight regain that generally occurs after discontinuing a GLP-1 RA.

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

Phase 2b PLATEAU Clinical Study

On July 27, 2026, the Company announced it had completed the enrollment of patients in the Phase 2b PLATEAU clinical trial. Veru’s PLATEAU clinical trial design is a double-blind, placebo-controlled study to evaluate the effect of enobosarm 3mg on total body weight, fat mass, lean mass and physical function, bone mineral density and safety in approximately 200 older patients (age ≥ 65 yo) who have obesity (BMI ≥ 35) and are initiating semaglutide (Wegovy) GLP-1 RA treatment for weight reduction. The primary efficacy endpoint of the study is the percent change from baseline in total body weight at 68 weeks. An interim analysis will be conducted at 32 weeks to assess the percent change from baseline in lean body mass, total fat mass, percentage body fat mass, percentage body lean mass, and total body mass, as measured by DXA scan. The key secondary endpoints for the overall study are total fat mass, total lean mass, physical function (stair climb test), mobility-disability assessment, bone mineral density (BMD), and patient reported outcome questionnaires for physical function (SF-36 PF-10, and IWQOL-lite CT physical function), HbA1c, and insulin resistance.

The Phase 2b PLATEAU clinical study is designed to assess the ability of enobosarm treatment to break through the weight loss plateau observed in patients with obesity receiving GLP-1 RA treatment to achieve clinically meaningful incremental weight reduction and preserve muscle mass and physical function by 68 weeks. The interim analysis for the clinical study, to assess the percent change from baseline in lean body mass, total fat mass, percentage body fat mass, percentage body lean mass, and total body mass, as measured by DXA scan, will be conducted after all patients are treated for 32 weeks and is planned for the first quarter of calendar 2027.

Based on FDA regulatory feedback and qualification of BMD as an acceptable surrogate endpoint, results from the Phase 2b PLATEAU study may have three possible regulatory pathways to support efficacy for approval of enobosarm in combination with the GLP- 1 RA. If incremental weight loss is ≥ 5%, the Phase 3 study could be a study in patients with obesity with a primary endpoint of total body weight, and key secondary endpoints for prespecified subgroups of physical function in sarcopenic patients (age ≥ 65 yo) with mobility disability and another for BMD in postmenopausal women with osteoporosis. If the incremental weight loss is < 5%, the Phase 3 study could be a study in patients with obesity and mobility disability with a primary endpoint of physical function in sarcopenic obesity patients (age ≥ 65 yo) with mobility disability, and a key secondary endpoint of BMD in a prespecified group of postmenopausal women with osteoporosis. Alternatively, the Phase 3 study could be a study in patients with obesity and osteoporosis with a primary endpoint of BMD in postmenopausal women with osteoporosis, and a key secondary endpoint of physical function in sarcopenic patients (age ≥ 65 yo) with mobility disability.

On June 2, 2026, the Company entered into a clinical supply agreement (the “Supply Agreement”) with Novo Nordisk A/S (“Novo Nordisk”) in conjunction with the Company’s Phase 2b PLATEAU clinical study*. The objective of the Phase 2b PLATEAU clinical study is to evaluate the combination of enobosarm, the Company’s oral, first-in-class, novel small molecule, selective androgen receptor modulator, with Novo Nordisk’s Wegovy®** (semaglutide for injection), a GLP-1 RA, in older adults with obesity who are receiving Wegovy® therapy for weight reduction. Under the terms of the Supply Agreement, the Company is solely responsible for conducting and sponsoring the Phase 2b PLATEAU clinical study while Novo Nordisk will supply Wegovy® to the Company at no charge and as required for the conduct of the Phase 2b PLATEAU study. Novo Nordisk provides Wegovy® solely for use within the study under a clinical supply agreement. In return, the Company will provide Novo Nordisk with insights into obesity and weight management trial design, methodology, and clinical conduct, including regular clinical study updates, protocol changes, and safety updates. While the Company maintains full global development and commercialization rights to enobosarm, the Company has granted Novo Nordisk a right of first negotiation in the Supply Agreement if the Company in the future intends to develop, commercialize, or license enobosarm intellectual property in combination with any Novo Nordisk GLP-1 product, including Wegovy®, for any indication.

*Novo Nordisk’s participation in the PLATEAU study does not constitute endorsement of enobosarm or the combination approach tested in the study and Novo Nordisk’s supply of Wegovy® (semaglutide) for the study does not constitute any representation regarding semaglutide’s requirement for adjunctive therapy.

**Wegovy® is a registered trademark of Novo Nordisk A/S.

Recent Developments Regarding Enobosarm Intellectual Property

Recently the Company announced that it had received from the United States Patent and Trademark Office (USPTO) a Notice of Allowance for U.S. Patent Application titled “Compositions Comprising Selective Androgen Receptor Modulator Compounds in Combination with Weight Loss Drugs and Uses Thereof for Quality Weight Loss.”  The Notice of Allowance indicates that the USPTO has determined that the patent application meets the requirements for patentability and is expected to issue as a U.S. patent.

The Notice of Allowance encompasses treatment regimens where: (i) enobosarm is concurrently given with semaglutide; (ii) enobosarm is added to initial semaglutide monotherapy with said co-therapy continuing; and (iii) enobosarm continues or is initiated as monotherapy after semaglutide therapy is discontinued.

The allowed claims are directed to the: (i) preservation, restoration, or gaining of lean body mass; (ii) preservation, restoration, or gaining of muscle mass; (iii) enhancement of fat mass loss, including reducing abdominal, subcutaneous, or intramuscular fat accumulation, improving body composition, lowering body fat content, and lowering fat mass; (iv) preservation, restoration, or improvement of physical function and the corresponding prevention or treatment of a number of conditions that can result from decreased physical function such as reducing or treating muscle weakness, poor balance, decreased gait speed, mobility disability, loss of independence, increased risk of falls, loss of physical function, physical disability, poor quality of life, high hospitalization rates, and/or increased mortality; (v) preservation, restoration, or gaining of bone, and the corresponding prevention or treatment of bone fractures; (vi) overcoming or improving of insulin resistance; (vii) improving of HbA1c; (viii) reduction of or treatment to prevent total body weight gain rebound after discontinuing semaglutide; (ix) reduction of or treatment to prevent fat mass gain rebound after discontinuing semaglutide; and (x) treatment to prevent or restore lean mass loss during rebound after discontinuing semaglutide.

When issued, this U.S. patent will have a patent expiry of at least October 3, 2044, prior to the potential application of any patent term adjustment or patent term extension.

These allowed claims add to the Company’s growing intellectual property portfolio for enobosarm for quality weight loss, including already issued enobosarm specific polymorph composition of matter patents, as well as a number of other pending uses of selective androgen receptor modulator compounds alone or in combination with weight loss drugs for quality weight loss and chronic weight management patent applications.  In addition, the patent portfolio of Veru includes patent applications directed to a novel, oral, modified-release enobosarm formulation, which if such patent were to issue, would provide patent protection until at least May 2046.

The Company owns a worldwide portfolio of patent applications directed to the methods of use of enobosarm in combination with weight loss drugs for higher quality weight loss and incremental weight loss. These claims encompass weight loss drugs including incretin containing drugs such as GLP-1 RA drugs. The Company continues to prosecute a number of pending patent applications worldwide covering a number of different weight loss drugs beyond semaglutide.

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

Development Plan: Planned Clinical Trials.

Veru had a pre-IND meeting with the FDA Division of Cardiology and Nephrology Center for Drug Evaluation and Research on December 26, 2024. The indication for discussion was the use of sabizabulin to slow progression or promote regression of atherosclerotic disease in patients with a history of coronary artery disease. The FDA agreed that there remains an unmet medical need based on disease pathophysiology. Initially, we plan to evaluate sabizabulin in a small Phase 2 dose finding proof of concept study to assess whether sabizabulin reduces blood levels of high sensitivity C-reactive protein, an important measurement of inflammation, in 45 patients with stable CAD following 3 months of treatment. Veru currently has sufficient drug substance to supply the proposed Phase 2 clinical study in patients with stable CAD to measure levels of high sensitivity C-reactive protein.

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

During the nine months ended June 30, 2026, the Company recognized an additional gain on sale of the FC2 business of $351,000, which is for net proceeds received from the Purchaser in the settlement of a dispute related to a pre-closing tax receivable and liability.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We have classified all direct revenues, costs and expenses related to the FC2 business within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for the three and nine months ended June 30, 2025. We did not allocate any amounts for shared general and administrative operating support expense to discontinued operations. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of June 30, 2026 or September 30, 2025.

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

As of September 22, 2025, an aggregate of $8.8 million was payable to the Company under the ONCO Promissory Notes and related amendments. On September 22, 2025, the Company and ONCO entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby the Company agreed to accept a cash payment of $6.3 million, 3,125 shares of ONCO’s Series D Convertible Preferred Stock (the “ONCO Series D Preferred Stock”) and a warrant (the “ONCO Warrant”) to purchase 3,216,344 shares of ONCO’s common stock (the “ONCO Common Stock”) (such cash payment, shares of ONCO Series D Preferred Stock, and the ONCO Warrant, collectively, the “Settlement Amount”) in full satisfaction of all amounts due under the ONCO Promissory Notes, as amended by all preceding amendments, forbearance agreements, and waivers, in complete discharge of all obligations thereunder. The ONCO Promissory Notes and the Forbearance Agreement terminated upon payment of the Settlement Amount. The Company received proceeds of $5.0 million from the sale of shares of ONCO Common Stock acquired from the conversion of ONCO Series D Preferred Stock during the nine months ended June 30, 2026, and after such sales the Company no longer holds any shares of ONCO Series D Preferred Stock. There can be no assurances as to whether and when the Company will be able to receive any cash proceeds from the shares of ONCO Warrant or any shares of ONCO Common Stock that the Company might acquire upon exercise of the ONCO Warrant.

Consolidated Operations:

Operating Expenses.  Conducting research and development is central to our drug development programs. The Company has several products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $4.4 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively, and $8.8 million and $12.7 million for the six months ended June 30, 2026 and 2025, respectively. We expect to continue investing significant resources in research and development in the future due to advancement of our drug candidates.

Results of Operations

THREE MONTHS ENDED June 30, 2026 COMPARED TO THREE MONTHS ENDED June 30, 2025

Research and development expenses increased to $4.4 million in the three months ended June 30, 2026 from $3.0 million in the same period in fiscal 2025. The increase in research and development expenses is primarily due to increased expenses related to the ongoing Phase 2b PLATEAU clinical study.

General and administrative expenses were $3.4 million in the three months ended June 30, 2026, which is a  decrease from $5.0 million in the three months ended June 30, 2025. The decrease is due primarily to a reduction in corporate personnel costs, primarily due to reduced share-based compensation expense, and a decrease in third-party consulting expenses.

The Company recorded a gain on sale of ENTADFI assets of $0.5 million in the three months ended June 30, 2025. The Company recognized a gain on sale of ENTADFI assets as nonrefundable consideration was received from the ONCO Promissory Notes. The ONCO Promissory Notes were settled in fiscal 2025 so no additional gain from additional consideration is expected in future periods. Refer to Note 15 to the financial statements included in this report for additional information.

The Company also recorded a gain from the increase in fair value of equity securities of $0.5 million in the three months ended June 30, 2026. The increase in fair value was driven by realized gain from the conversion of the ONCO Series D Preferred Stock and sale of the underlying ONCO Common Stock and a change in the fair value of the remaining outstanding ONCO Warrants, driven by favorable provisions triggered by ONCO’s reverse stock split in May 2026.

Nine MONTHS ENDED June 30, 2026 COMPARED TO Nine MONTHS ENDED June 30, 2025

Research and development expenses decreased to $8.8 million in the nine months ended June 30, 2026 from $12.7 million in the same period in fiscal 2025. The decrease in research and development expenses is due primarily to the wind down of the Company’s Phase 2b QUALITY clinical study for enobosarm as a treatment to augment fat loss and to prevent muscle loss, which was completed during fiscal 2025. The Company initiated the Phase 2b PLATEAU clinical study in March 2026. Personnel costs also decreased due primarily to reduced share-based compensation expense.

General and administrative expenses were $11.5 million in the nine months ended June 30, 2026, which is a decrease from $15.4 million in the nine months ended June 30, 2025. The decrease is due primarily to a reduction in corporate personnel costs, due to reduced share-based compensation expense, and a decrease in third-party consulting expenses.

The Company recorded a gain on sale of ENTADFI assets of $2.2 million in the nine months ended June 30, 2025. The Company recognized a gain on sale of ENTADFI assets as nonrefundable consideration was received from the ONCO Promissory Notes. The ONCO Promissory Notes were settled in fiscal 2025 so no additional gain from additional consideration is expected in future periods. Refer to Note 15 to the financial statements included in this report for additional information.

Gain on extinguishment of debt of $8.6 million was recognized during the nine months ended June 30, 2025, related to the termination of the Residual Royalty Agreement, in connection with the FC2 Business Sale. The gain was the difference between the change of control payment of $4.2 million and the net carrying amount of the extinguished debt of $12.8 million, which included an embedded derivative for the change of control provision at fair value of $4.7 million.

During the nine months ended June 30, 2026, the Company also recorded a gain from the increase in fair value of equity securities of $4.4 million compared to a loss from a decrease in fair value of equity securities of $0.3 million during the nine months ended June 30, 2025. The increase in fair value in the fiscal 2026 period was driven by realized gain from the conversion of the ONCO Series D Preferred Stock and sale of the underlying ONCO Common Stock and a change in the fair value of the remaining outstanding ONCO Warrants, driven by favorable provisions triggered by ONCO’s reverse stock splits in March 2026 and May 2026.

Net income from discontinued operations, net of taxes, related to the FC2 business of $0.4 million for the nine months ended June 30, 2026, which is an additional gain on the sale of the FC2 business for net proceeds received from the Purchaser in the settlement of a dispute related to a pre-closing tax receivable and liability. The Company recorded a net loss from discontinued operations, net of taxes, related to the FC2 business of $7.2 million for the nine months ended June 30, 2025. The net loss from discontinued operations during the nine months ended June 30, 2025 is attributable to the operations of the FC2 business during that period and the recognition of the loss on sale of FC2, initially estimated as $4.3 million for the nine months ended June 30, 2025 and adjusted to $4.1 million in a subsequent quarter during fiscal 2025.

Liquidity and Sources of Capital

Liquidity

Our cash, cash equivalents, and restricted cash on hand at June 30, 2026 was $23.9 million, compared to $15.8 million at September 30, 2025. Restricted cash included in this balance is $54,000 at each of June 30, 2026 and September 30, 2025. At June 30, 2026, the Company had working capital of $21.1 million and stockholders’ equity of $28.4 million compared to working capital of $11.1 million and stockholders’ equity of $18.3 million as of September 30, 2025. The increase in working capital is primarily due to an increase in cash, cash equivalents, and restricted cash of $8.1 million and a decrease in accounts payable of $1.4 million.

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

Operating activities

Operating activities used cash of $20.6 million in the nine months ended June 30, 2026. Cash used in operating activities included net loss of $15.1 million, adjustments to reconcile net loss to net cash used in operating activities totaling a decrease of $2.5 million and changes in operating assets and liabilities resulting in a decrease of $3.0 million. Adjustments to net loss primarily consisted of $4.4 million for the gain from the change in fair value of equity securities, partially offset by $1.7 million for share-based compensation. The decrease in cash from changes in operating assets and liabilities primarily included a decrease in accounts payable of $2.3 million, a decrease in accrued expenses and other liabilities of $0.3 million, and a decrease in operating lease liabilities of $0.4 million.

Operating activities used cash of $24.6 million in the nine months ended June 30, 2025. Cash used in operating activities included net loss of $24.2 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $3.9 million and changes in operating assets and liabilities resulting in a decrease of $4.3 million. Adjustments to net loss primarily consisted of $6.6 million for share-based compensation, $4.3 million for the loss on sale of the FC2 business, $3.1 million for the change in fair value of derivative liabilities, partially offset by the gain on extinguishment of debt of $8.6 million and the gain on sale of ENTADFI assets of $2.2 million. The decrease in cash from changes in operating assets and liabilities primarily included a decrease in accrued expenses and other current liabilities of $1.9 million and a decrease in accounts payable of $1.9 million. Total operating cash flows of discontinued operations for the nine months ended June 30, 2025 are outflows of $0.3 million.

Investing activities

Net cash provided by investing activities was $5.3 million during the nine months ended June 30, 2026, and consisted of net proceeds from the sale of equity securities of $5.0 million and net proceeds of $0.4 million from the sale of the FC2 business for the settlement of a dispute related to a pre-closing tax receivable and liability.

Net cash provided by investing activities was $18.9 million during the nine months ended June 30, 2025, and consisted of net proceeds of $16.3 million from the sale of the FC2 business, proceeds of $2.2 million from the sale of ENTADFI assets, and proceeds of $0.4 million from the sale of equity securities.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total investing cash flows of discontinued operations for the nine months ended June 30, 2026 and 2025 are inflows of $0.4 million and $16.3 million, respectively, which consist of net proceeds from the sale of the FC2 business.

Financing activities

Net cash provided by financing activities in the nine months ended June 30, 2026 was $23.3 million, which consisted primarily of proceeds from the sale of common stock and warrants in an underwritten public offering, net of commissions and costs, of $23.4 million.

Net cash used in financing activities in the nine months ended June 30, 2025 was $4.2 million, which represented a change of control payment of $4.2 million to SWK pursuant to the Residual Royalty Agreement, which terminated the Residual Royalty Agreement and extinguished the related debt.

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

Excluding the change of control payment, the Company made total payments under the Residual Royalty Agreement of $0.3 million during the three and nine months ended June 30, 2025. The Company is not required to make any additional payments under the Residual Royalty Agreement.

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

Sale Agreement with Oppenheimer & Co. Inc. and Canaccord Genuity LLC

On July 2, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”), with Oppenheimer & Co. Inc. and Canaccord Genuity LLC (each, an “Sales Agent” and, collectively the “Sales Agents”), as sales agents, pursuant to which the Company may issue and sell, from time to time, to or through the applicable Sales Agent (the “Designated Sales Agent”), shares of the Company’s common stock. The offering and sale of up to $21.8 million of shares of the Company’s common stock pursuant to the Sales Agreement are registered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-294911), which became effective on April 15, 2026, which includes a base prospectus and a related prospectus supplement that was filed with Securities and Exchange Commission on July 2, 2026.

The Company is not obligated to sell any shares of common stock under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, each Sales Agent will use commercially reasonable efforts consistent with its normal trading and sales practices, to sell shares of common stock from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Upon delivery of a placement notice, and subject to the Company’s instructions in that notice, and the terms and conditions of the Sales Agreement generally, the Designated Sales Agent may sell the common stock by any method permitted by law deemed to be an "at the market offering" as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Sales Agents’ obligations to sell shares under the Sales Agreement are subject to satisfaction of certain conditions set forth in the Sales Agreement. The Company will pay the Designated Sales Agent a commission of 3.0% of the aggregate gross proceeds from each sale of the common stock and has agreed to provide the Sales Agents with customary indemnification and contribution rights, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. The Company has also agreed to reimburse the Sales Agents for certain specified expenses.

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

During the nine months ended June 30, 2026 and 2025, we did not sell any shares under the Lincoln Park Purchase Agreement. Since inception of the Lincoln Park Purchase Agreement through June 30, 2026, we sold 302,500 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

Fair Value Measurements

The Company has investments in equity securities consisting of the ONCO Warrant as of June 30, 2026 and the ONCO Series D Preferred Stock and the ONCO Warrant as of September 30, 2025. The ONCO Series D Preferred Stock and the ONCO Warrant were received on September 22, 2025 as a settlement of the ONCO Promissory Notes. See Note 15 to the financial statements included in this report for additional information. The Company elected to measure the ONCO Series D Preferred Stock and the ONCO Warrant at fair value in accordance with ASC 825. The investments in the ONCO Series D Preferred Stock and the ONCO Warrant are classified within Level 3 of the fair value hierarchy because there is no market for these types of securities and the fair value is determined using significant unobservable inputs. The fair value of the ONCO Series D Preferred Stock and the ONCO Warrant were determined using a Monte Carlo simulation model. This valuation model incorporates the contractual terms of the instruments and assumptions including the stock price of ONCO Common Stock, expected volatility, and a selected discount rate. Additionally, the ONCO Series D Preferred Stock and the ONCO Warrant were issued by ONCO as part of a Securities Purchase Agreement, which included the sale of 16,099 shares of Series D convertible preferred stock and warrants to purchase 87,256 shares of ONCO Common Stock to eleven institutional investors, for an aggregate purchase price of $12.9 million. The valuation of the ONCO Series D Preferred Stock and ONCO Warrant at issuance included a calibration discount to the proceeds of the original transaction, which was done at arms’ length. The calibration discount was reduced to zero when the Company began to convert the ONCO Series D Preferred Stock during the nine months ended June 30, 2026, which had the effect of increasing the fair value of the ONCO Series D Preferred Stock and the ONCO Warrant.  The assumptions used in calculating the fair value of the financial instruments represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. See Note 4 to the financial statements included in this report for additional information.

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

Under current SEC regulations, because our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of our public float (referred to as the “baby shelf” rule). As of July 2, 2026, the aggregate market value of our outstanding common shares held by non-affiliates, or public float, was approximately $65.5 million, which is calculated based on 15,480,292 shares of our outstanding common stock held by non-affiliates and a price of $4.23 per share, the closing price of our common stock on June 4, 2026, which is the highest closing price of our common stock on the Nasdaq Capital Market within the prior 60 days of July 2, 2026. On July 2, 2026, we filed a prospectus supplement with the SEC relating to the offering and sale of up to $21.8 million of shares of the Company’s common stock pursuant to the Sales Agreement, which represented one-third of our public float of $65.5 million calculated as of July 2, 2026. Depending on the amount of common stock we sell pursuant to the Sales Agreement, our use of our shelf registration statement for other primary public offerings may be limited. In addition, if our public float decreases, the amount of securities we may sell under our shelf registration statement may also decrease.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: August 10, 2026

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: August 10, 2026

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer